Form 10-Q
period 1996-03-31
MONARCH MARKING SYSTEMS INC
filed 1996-05-10
CIK 949115

- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
         _______________


Commission file number 33-95470
                       --------

                          MONARCH MARKING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       06-0861226
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


            170 MONARCH LANE
            MIAMISBURG, OHIO                               45342
(Address of principal executive offices)                (Zip Code)


                                 (513) 865-2123
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. COMMON STOCK, $.01 PAR VALUE:
1,000 SHARES

- - --------------------------------------------------------------------------------

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
             and December 31, 1995........................................................          3

          Consolidated Statements of Operations for the three months ended
             March 31, 1996 and 1995......................................................          5

          Consolidated Statements of Cash Flows for the three months ended
             March 31, 1996 and 1995......................................................          6

          Notes to Consolidated Financial Statements......................................          7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................         10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................................         13

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                            ASSETS                                  MARCH 31,   DECEMBER 31,
                                                                       1996         1995
                                                                    ---------    ---------
CURRENT ASSETS:

   Cash and cash equivalents ....................................   $  10,584    $  17,889

   Accounts receivable, net of allowance for doubtful accounts of

     $4,182 at March 31, 1996 and $3,945 at December 31, 1995 ...      41,380       40,164

   Inventories:

      Raw materials and work in process .........................      23,817       22,984

      Supplies and service parts ................................       6,254        6,425

      Finished goods ............................................      16,213       13,990

   Prepaid income taxes .........................................       2,737        2,737

   Prepayments and other current assets .........................       2,143        3,015
                                                                    ---------    ---------

      Total current assets ......................................     103,128      107,204
                                                                    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET

   Land and land improvements ...................................       3,370        3,353

   Buildings and building improvements ..........................      18,314       18,157

   Machinery and equipment ......................................      62,895       61,007

   Furniture and fixtures .......................................       5,858        5,517

   Leasehold improvements .......................................       2,601        2,477

   Rental equipment .............................................         735          917

   Assets held under capital leases .............................         322          348

   Construction in progress .....................................         863        1,696
                                                                    ---------    ---------
                                                                       94,958       93,472

   Accumulated depreciation .....................................     (52,030)     (49,817)
                                                                    ---------    ---------

   Property, plant and equipment, net ...........................      42,928       43,655
                                                                    ---------    ---------

GOODWILL ........................................................      28,055       28,153

FINANCING AND ACQUISITION FEES ..................................       7,725        7,938

OTHER INTANGIBLE ASSETS .........................................       3,799        3,866

OTHER NON-CURRENT ASSETS ........................................       2,993        3,030
                                                                    ---------    ---------

   Total assets .................................................   $ 188,628    $ 193,846
                                                                    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                        LIABILITIES AND STOCKHOLDER'S EQUITY                        MARCH 31,   DECEMBER 31,
                                                                                       1996         1995
                                                                                    ---------    ---------
CURRENT LIABILITIES:

   Short-term borrowings ........................................................   $   5,723    $   6,734

   Current portion of capital lease obligations .................................         117          117

   Accounts payable and overdrafts ..............................................      11,132       10,712

   Advance billings .............................................................       5,914        6,070

   Deferred income tax liabilities ..............................................       2,550        2,550

   Other current liabilities:

     Accrued interest ...........................................................       3,167        6,319

     Accrued salaries, wages, vacation pay, commissions and bonus ...............       6,726        8,976

     Income and other taxes .....................................................       4,597        4,070

     Reorganization .............................................................       2,895        4,600

     Other ......................................................................       8,540        7,730
                                                                                    ---------    ---------
         Total current liabilities ..............................................      51,361       57,878

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ....................................     100,235      100,352

POSTEMPLOYMENT BENEFITS LIABILITY ...............................................       5,762        5,662
                                                                                    ---------    ---------
   Total liabilities ............................................................     157,358      163,892
                                                                                    ---------    ---------

STOCKHOLDER'S EQUITY:

   Common stock, $.01 par value; 1,000 shares authorized, 1,000 shares issued and
      outstanding ...............................................................          --           --

   Paid in capital ..............................................................      30,303       30,303

   Cumulative translation adjustment ............................................      (1,368)      (1,558)

   Retained earnings ............................................................       2,335        1,209
                                                                                    ---------    ---------
      Total stockholder's equity ................................................      31,270       29,954
                                                                                    ---------    ---------
         Total liabilities and stockholder's equity .............................   $ 188,628    $ 193,846
                                                                                    =========    =========




          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                Three months ended
                                                     March 31,
                                               --------------------
                                                 1996        1995
                                               --------    --------
Net sales ..................................   $ 62,295    $ 61,147
Cost of goods sold .........................     36,077      37,336
                                               --------    --------
                                                 26,218      23,811
Selling, general and administrative expenses     19,036      19,474
Research and development expenses ..........      2,151       2,260
                                               --------    --------
   Operating income ........................      5,031       2,077
Interest (expense) income, net .............     (3,346)        242
Other non-operating (expense) income, net ..         72        (265)
                                               --------    --------
   Income before provision for income taxes       1,757       2,054
Provision for income taxes .................        631         850
                                               --------    --------
   Net income ..............................   $  1,126    $  1,204
                                               ========    ========
   Weighted average number of shares .......      1,000          --
                                               ========
   Earnings per share ......................   $  1,126          --
                                               ========



          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three months ended
                                                                             March 31,
                                                                        -------------------
                                                                          1996       1995
                                                                        --------    -------
Cash flows from operating activities:

   Net income (loss) ................................................   $  1,126    $ 1,204

   Adjustments to reconcile net income to cash provided by operating activities:

      Depreciation and amortization .................................      3,051      1,940

      Other, net ....................................................         88         --

   Changes in components of working capital:

      (Increase) decrease in accounts receivable ....................     (1,216)     1,100

      Increase in inventories .......................................     (2,885)    (1,412)

      Decrease (increase) in prepayments and other current assets ...        872       (294)

      Increase in accounts payable and overdrafts ...................        420      3,593

      Decrease in advance billings ..................................       (156)       (26)

      (Decrease) increase in other accrued liabilities ..............     (5,769)       530

   Net impact of eliminating assets not sold/liabilities not acquired         --     (4,556)
                                                                        --------    -------
      Net cash provided by (used in) operating activities ...........     (4,469)     2,079
                                                                        --------    -------

Cash flows from investing activities:

   Capital additions ................................................     (1,708)    (1,969)
                                                                        --------    -------

      Net cash used in investing activities .........................     (1,708)    (1,969)
                                                                        --------    -------

Cash flows from financing activities:

   Repayment on revolving credit facility ...........................     (1,011)        --

   Repayment of capital lease obligations ...........................       (117)      (110)
                                                                        --------    -------

      Net cash used in financing activities .........................     (1,128)      (110)
                                                                        --------    -------

         Net decrease in cash .......................................     (7,305)        --

Cash and cash equivalents, beginning of period ......................     17,889         --
                                                                        --------    -------
Cash and cash equivalents, end of period ............................   $ 10,584    $    --
                                                                        ========    =======

Cash paid for interest ..............................................   $  6,348    $     9
                                                                        ========    =======
Cash paid for taxes .................................................   $    218    $   488
                                                                        ========    =======




          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  THE COMPANY

Monarch Marking Systems, Inc. (the "Company") operates in the United States, Australia, Canada, France, Germany, Hong Kong, Mexico, Singapore and the United Kingdom. The Company is a manufacturer and marketer of marking equipment and supplies. The Company also sells, directly and through distributors, marking equipment and supplies in 75 other countries around the world. The Company manufactures, markets and distributes (i) tabletop label dispensers and handheld, mechanical labeling guns which print pressure-sensitive price and other identification labels and affix them onto merchandise for retailers and
(ii) electronic bar code printers which are used in a wide range of retail and industrial applications, including inventory management and distribution systems. The Company also manufactures and markets supplies used in both its conventional labelers and bar code printers and provides extensive service to its installed base of machines.

On June 29, 1995 the Company was acquired by and merged with Monarch Acquisition Corp. (the "Acquisition"). Prior to this date, the Company was operated as a wholly owned subsidiary of Pitney Bowes, Inc. ("Pitney Bowes"). Certain assets and liabilities not integral to the business, including certain real property, intercompany accounts with Pitney Bowes and its subsidiaries, certain cash accounts, investments in affiliates, intercompany loans, certain income taxes payable and the base material business, were retained by Pitney Bowes upon sale of the Company.

The aggregate purchase price for the Company, including related fees and expense, was approximately $138,300. The purchase price and such fees and expenses were funded with (i) an initial borrowing of approximately $8,000 under a revolving credit agreement, (ii) the net proceeds from the offering of senior notes of $100,000, (iii) $30,000 of common equity contributed in equal portions by Odyssey Partners, L.P. and Paxar Corporation through Monarch Holdings, Inc. ("Holdings") and (iv) $300 of common equity contributed the Company's Chairman of the Board through Holdings.

The Omnibus Purchase Agreement between the Company and Pitney Bowes relating to the Acquisition (the "Omnibus Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised Pitney Bowes that it believes it is entitled to a purchase price adjustment in its favor, and Pitney Bowes similarly advised the Company that it believes it is entitled to a purchase price adjustment in its favor. Because the Company and Pitney Bowes were unable to resolve these differences, the dispute has been referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the terms of the Omnibus Purchase Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to pursue vigorously its rights under the Omnibus Purchase Agreement.

The purchase price has been preliminarily allocated to the net assets of the business based on estimated fair values at the Acquisition date with the excess of purchase price over fair value allocated to goodwill. The purchase price allocation will be revised when the purchase price dispute is resolved. The preliminary allocation of the purchase price to the assets and liabilities acquired is as follows:

      Allocation of purchase price:
               Current assets                                         $101,231
               Property, plant and equipment, net                       41,960
               Goodwill                                                 29,215
               Financing fees                                            6,400
               Other intangible assets                                   6,266
               Other non-current assets                                  2,315
               Severance and other organization costs                   (7,740)
               Liabilities assumed                                     (41,347)
                                                                       --------
                        Total purchase price                           $138,300
                                                                       ========

2.  INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared by the Company. While management believes that the procedures followed in the preparation of the interim information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished later in the fiscal year. In addition, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. The Company believes the disclosures made are adequate to make the information presented not misleading; however, these interim financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996. These adjustments include only normal recurring adjustments to results of operations for the three months ended March 31, 1996. The Company has eliminated all significant intercompany transactions. Management believes that comparisons of the Company's results of operations for the three months ended March 31, 1996 to the three months ended March 31, 1995 are not meaningful because of the change in ownership that became effective June 30, 1995.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


3.  SHORT AND LONG-TERM BORROWINGS

In order to finance the Acquisition, the Company and its Canadian subsidiary entered into a revolving credit agreement and the Company issued $100 million of long-term senior notes (the "Notes"). The Revolving Credit Facility permits borrowings in an amount not to exceed the lesser of $25 million or the "Borrowing Base," as defined in the Revolving Credit Facility to include a stated percentage of certain of the Company's inventories and accounts receivable. Borrowings under the revolving credit agreement bear interest at a rate equal to Bankers Trust Company's U.S. or Canadian prime rate, as the case may be, plus 1.5%. The revolving credit agreement expires in 1998. At March 31, 1996, the Company had borrowed $5.7 million under the revolving credit agreement. The Notes are unsecured, bear interest at a rate of 12.5% and mature in 2003.


4.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a number of lawsuits, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or result of operations.

Pursuant to the Omnibus Purchase Agreement, Pitney Bowes has agreed to indemnify the Company against certain scheduled environmental liabilities, including liabilities related to the CERCLA sites discussed below, and claims arising from environmental conditions described in written environmental assessments and audits conducted since January 1, 1985, without any time limitations. Pitney Bowes has also agreed to indemnify the Company against additional liabilities arising from environmental claims or conditions resulting from the activities of or existing on properties of the Company or Pitney Bowes prior to the closing date of the Acquisition, provided that the Company must notify Pitney Bowes of any such liabilities within five years of such closing date.

The Company's operations are subject to federal, state, local, and international environmental laws and regulations that impose limitations on the discharge of and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. The Company is currently investigating soil and ground water contaminations at its facility in Pickering, Ontario, Canada. The investigation is being performed subsequent to notification of and will be conducted in accordance with the requirements of the Ontario Ministry of Environment and Energy. The Company has removed contaminated soils and installed ground water monitoring wells at the facility and is preparing for potential additional investigation or remedial actions. The Company believes that, in connection with the Acquisition, it is indemnified by Pitney Bowes for the costs of the investigation and any necessary remediation at the Pickering facility. Because discussions with the Ministry of Environment and Energy concerning future remedial options have not yet commenced, the Company cannot at this time estimate the potential costs of cleanup but, based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company believes that its liability with respect to the cleanup is unlikely to have a material adverse effect on the Company's financial condition or its results of operations.


5.  PRO FORMA DISCLOSURES

The pro forma results of operations for the three months ended March 31, 1995 reflect purchase accounting adjustments assuming the acquisition occurred at the beginning of the period. These pro forma results, shown below, are unaudited:

(In thousands, except per share amounts)                                               Three months ended
                                                                                         March 31, 1995
                                                                                         --------------
Net sales...............................................................                    $61,147
Net income .............................................................                        660
Earnings per share......................................................                        660


Pro forma adjustments consist principally of additional interest expense on the revolving line of credit and the Notes, cost savings from the Company's reduction of headcount and changes to benefit plans pursuant to the restructuring plan, incremental depreciation on property, plant and equipment due to the write-up to fair value of these assets, incremental management fees and incremental amortization of goodwill, financing fees and other intangibles recorded in accordance with the purchase method of accounting.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On June 29, 1995, the Company was acquired by and merged with Monarch Acquisition Corp., a corporation organized solely to acquire the Company from Pitney Bowes (the Acquisition). The purchase price of $138.3 million, including fees and expenses, was funded by an $8.0 million borrowing under a revolving credit facilities (the "Revolving Credit Facility"), the issuance of $100.0 million of senior notes (the "Notes"), and $30.3 million of capital contributed by the Company's principal stockholders.

POTENTIAL PURCHASE PRICE ADJUSTMENT

The Omnibus Purchase Agreement between the Company and Pitney Bowes related to the Acquisition provides for an adjustment to the purchase price under certain circumstances. The Company has advised Pitney Bowes that it believes it is entitled to a purchase price adjustment in its favor and Pitney Bowes has similarly advised the Company that it believes that it is entitled to a purchase price adjustment in its favor. Because the Company and Pitney Bowes were unable to resolve these differences, the dispute has been referred to a mutually satisfactory accounting firm, which is expected to resolve such differences, in accordance with the terms of the Omnibus Purchase Agreement. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price. The Company intends to pursue vigorously its rights under the Omnibus Purchase Agreement.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

Management believes that comparisons of the Company's results of operations for the three months ended March 31, 1996 to the three months ended March 31, 1995 are not meaningful. As the ownership of the Company changed effective June 30, 1995, the results of operations for the three months ended March 31, 1996 include transactions arising from the Acquisition and subsequent reorganization, such as interest expense on borrowings, cost savings from the workforce reduction program, amortization of goodwill, financing fees and other acquisition costs, increased depreciation expense resulting from the write-up of assets to fair value, among other items. Management believes that a more meaningful analysis is a comparison of the results of operations for the three months ended March 31, 1996 to the pro forma results of operations for the three months ended March 31, 1995.
This discussion is presented below.

Three Months Ended March 31, 1996 Compared to the Pro Forma Three Months Ended March 31, 1995.

(Dollars in Millions)
(Unaudited)

                                      ACTUAL THREE                 ACTUAL THREE                   PRO FORMA
                                      MONTHS ENDED                 MONTHS ENDED               THREE MONTHS ENDED
                                     MARCH 31, 1996               MARCH 31, 1995                MARCH 31, 1995
                                     --------------               --------------                --------------
Revenue (Net Sales)                      $62.3                         $61.1                         $61.1
Gross profit                              26.2                          23.8                          25.5
Selling, general and
   administrative expense                 19.0                          19.5                          18.8
Research and development
   expenses                                2.2                           2.2                           2.0
Operating income                           5.0                           2.1                           4.7
Interest expense (income)                  3.3                           (.2)                          3.3
Other non-operating
   expense (income)                        (.1)                           .3                            .3
Net income                                 1.1                           1.2                            .7

The pro forma results are unaudited and reflect purchase accounting adjustments assuming the Acquisition occurred at the beginning of the period presented. Pro forma adjustments consist of cost savings associated with the workforce reduction program implemented in August 1995, interest expense on borrowings utilized to finance the Acquisition, amortization of goodwill, financing and other acquisition costs, incremental depreciation expense on the additional value assigned to property, plant & equipment to record these assets at their fair value at the Acquisition date, among other items. Effective January 1, 1995, the Company changed its method of allocating service costs and research and development costs between cost of goods sold and selling, general and administrative expenses.

         Revenue. Total revenue increased $1.2 million, or 2.0%, to $62.3 million for the three months ended March 31, 1996 from $61.1 million for the pro forma three months ended March 31, 1995. Domestic revenue, which represented 67.6% of total revenue for the 1996 period, increased by $1.0 million, or 2.4%, to $42.1 million in 1996 from $41.1 million in pro forma 1995. The domestic revenue increase resulted from growth in bar code product sales and Service Bureau, partially offset by decreased revenue from conventional products. The bar code growth was driven by increased supplies sales as the Company continues to capture a high percentage of the supplies business from its installed base of printers. International revenue increased by $0.2 million, or 1.0%, to $20.2 million in 1996 primarily due to revenue growth in Europe and Canada which was offset by a revenue decline in Mexico. The revenue growth in Europe and Canada was due to increased sales of bar code products and the currency translation effect of the weaker U.S. dollar. The revenue decline in Mexico was due to the weak Mexican economy and devaluation of the peso.

         Gross Profit. Total gross profit increased by $.7 million, or 2.7%, to $26.2 million for the three months ended March 31, 1996 from $25.5 million for the pro forma three months ended March 31, 1995. Gross profit as a percent of sales increased to 42.1% in 1996 from 41.7% in 1995. The increase in gross profit was attributable to the effects of increased revenues and better margins due to price increases, especially related to the Service Bureau operations.

         Selling, General and Administrative ("SG&A"). SG&A expenses increased by $.2 million, or 1.1%, to $19.0 million for the three months ended March 31, 1996 from $18.8 million for the pro forma three months ended March 31, 1995 due to increased variable costs (commissions) because of increased revenues. SG&A as a percentage of revenue decreased to 30.5% in 1996 from 30.8% in 1995.

         Research and Development ("R&D"). R&D expenses increased by $0.2 million, or 10.0%, to $2.2 million for the three months ended March 31, 1996 from $2.0 million for the pro forma three months ended March 31, 1995. The increased R&D spending was the result of increased new product development.

         Operating Income. Operating income increased $0.3 million, or 6.4%, to $5.0 million for the three months ended March 31, 1996 from $4.7 million for the pro forma three months ended March 31, 1995. The improved operating income was largely driven by increased revenue and better margins.

         Interest Expense (Income). For the three months ended March 31, 1996, net interest expense was $3.3 million, the same as for the pro forma three months ended March 31, 1995.

         Net Income. Net income increased by $.4 million, or 71.4%, to $1.1 million for the three months ended March 31, 1996 from $.7 million for the pro forma three months ended March 31, 1995 due primarily to the improved gross margins and a more favorable impact due to movement in foreign currency rates. The effective tax rate for the 1996 period decreased to 35.9% from 41.4% due to 1995 including certain non-deductible expenses that were not recurring in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. It is anticipated that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements. The Revolving Credit Facility permits borrowings in an amount not to exceed the lesser of $25.0 million or the "Borrowing Base," as defined in the

Revolving Credit Facility to include a stated percentage of certain of the Company's inventories and accounts receivable.

         Comparisons of the Company's cash flows during the three months ended March 31, 1996 to prior periods may not be meaningful due to the Acquisition. At March 31, 1996, the Company had cash of $10.6 million and working capital of $51.8 million. For the three months ended March 31, 1996 the Company had negative cash flows of $7.3 million due primarily to the semi-annual payment of interest on the Notes of $6.3 million, $1.0 million repayment under revolving credit facility and increases in receivables and inventories due to current and future sales growth.

         The Company's capital expenditures for the three months ended March 31, 1996 were approximately $1.7 million. The Company's remaining capital expenditure requirements for 1996 are projected to be approximately $8.3 million, primarily related to improvements in production machinery and equipment and computer equipment.

         The Company's debt service requirements for the next three fiscal years consist of payments of interest on the Notes aggregating $12.5 million per year and payments of interest on amounts outstanding under the Revolving Credit Facility. In addition, the Revolving Credit Facility matures in 1998, at which time the Company will be obligated either to repay or refinance all amounts outstanding under the Revolving Credit Facility.

         The Company is highly leveraged. Debt service requirements associated with the borrowings under the Revolving Credit Facility and the Notes have increased the Company's liquidity requirements. Based on current operations and anticipated improvements in operating performance, the Company believes that cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be sufficient to carry on its business and to meet its debt service and other liquidity requirements. If the Company is unable to generate sufficient cash flow from operations in the future to meet the principal and interest obligations on its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional material amounts of long-term debt or equity capital, although the Company has no present intention of doing so in the near future. The Company's ability to incur additional indebtedness is restricted by the indenture governing the Notes (the "Indenture") and the Revolving Credit Facility. In addition, there can be no assurance that any of these actions could be effected on satisfactory terms, on terms that would enable the Company to continue to satisfy its capital requirements or on terms that would be permitted by the provisions of existing or future debt agreements.

         Under the Indenture governing the Notes (currently the most restrictive instrument governing the Company's Indebtedness), the Company currently may not incur more than $10.0 million of additional indebtedness beyond the current Revolving Credit Facility of $25 million, subject to certain limited exceptions. In addition, the Revolving Credit Facility and the Indenture contain other covenants that restrict the Company's operations. Under the Revolving Credit Facility, the Company is also generally required to (a) maintain a ratio of current assets (as defined) to current liabilities (as defined) of 1.2 to 1; (b) maintain a consolidated net worth (as defined) of $27.0 million as of each fiscal quarter through June 1996, gradually increasing to $34 million by September 30, 1997; (c) maintain a coverage ratio (as defined) of 1.2 to 1 for March 1996 increasing gradually to 1.5 to 1 beginning the quarter ended March 1997; and (d) limit capital expenditures to $11.0 million per year.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state, local and international environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. The Company believes that its operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. In the last three years, the Company's capital expenditures for environmental compliance have been approximately $285,000, and the Company currently has not budgeted for additional capital expenditures, but the Company cannot predict with any certainty that such expenditures will not be required because of changing compliance standards and techniques. In addition, operating expenditures relating to environmental compliance have averaged approximately $65,000 per year during each of the past three years, and the Company expects to incur similar operating expenditures for environmental compliance in the future.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with the registrant's Registration Statement on Form 10-K (file no. 33-95470).

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended March 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 9, 1996                 MONARCH MARKING SYSTEMS, INC.



                            By:      /s/ John W. Paxton
                                     ---------------------------
                                     John W. Paxton
                                     President and Chief Executive Officer



May 9, 1996                 By:      /s/ Kenneth A. Cassady
                                     ---------------------------
                                     Kenneth A. Cassady
                                     Vice President and Chief Financial Officer