Form 10-Q
period 1996-06-30
MONARCH MARKING SYSTEMS INC
filed 1996-08-12
CIK 949115

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______


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


                                 (513) 865-2123
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. COMMON STOCK, $.01 PAR VALUE:
1,000 SHARES

- --------------------------------------------------------------------------------

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Balance Sheets as of June 30, 1996                                           3
                      and December 31, 1995........................................................

                   Consolidated Statements of Operations for the three and six months ended
                      June 30, 1996 and June 29, 1995..............................................          5

                   Consolidated Statements of Cash Flows for the six months ended
                      June 30, 1996 and June 29, 1995..............................................          6

                   Notes to Consolidated Financial Statements......................................          7

Item 2.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................         10

PART II.           OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K................................................         15

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                     ASSETS                                     JUNE 30,     DECEMBER 31,
                                                                                  1996          1995
                                                                               ---------      ---------
CURRENT ASSETS:

   Cash and cash equivalents ..............................................    $  15,297      $  17,889

   Accounts receivable, net of allowance for doubtful accounts of

     $4,213 at June 30, 1996 and $3,945 at December 31, 1995 ..............       41,095         40,164

   Inventories:

      Raw materials and work in process ...................................       24,824         22,984

      Supplies and service parts ..........................................        5,943          6,425

      Finished goods ......................................................       16,310         13,990

   Prepaid income taxes ...................................................        2,737          2,737

   Prepayments and other current assets ...................................        2,537          3,015
                                                                               ---------      ---------

      Total current assets ................................................      108,743        107,204
                                                                               ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:

   Land and land improvements .............................................        3,380          3,353

   Buildings and building improvements ....................................       18,540         18,157

   Machinery and equipment ................................................       64,652         61,007

   Furniture and fixtures .................................................        5,321          5,517

   Leasehold improvements .................................................        2,686          2,477

   Rental equipment .......................................................          737            917

   Assets held under capital leases .......................................          650            348

   Construction in progress ...............................................          952          1,696
                                                                               ---------      ---------

                                                                                  96,918         93,472

   Accumulated depreciation ...............................................      (54,336)       (49,817)
                                                                               ---------      ---------

   Property, plant and equipment, net .....................................       42,582         43,655
                                                                               ---------      ---------

GOODWILL ..................................................................       28,851         28,153

FINANCING AND ACQUISITION FEES ............................................        8,638          7,938

OTHER INTANGIBLE ASSETS ...................................................        3,732          3,866

OTHER NON-CURRENT ASSETS ..................................................        3,399          3,030
                                                                               ---------      ---------

   Total assets ...........................................................    $ 195,945      $ 193,846
                                                                               =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                                           MONARCH MARKING SYSTEMS, INC.
                                                 AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)
                                                    (Unaudited)

                               LIABILITIES AND STOCKHOLDER'S EQUITY                 JUNE 30,      DECEMBER 31,
                                                                                      1996           1995
                                                                                    ---------      ---------
CURRENT LIABILITIES:

   Short-term borrowings ........................................................   $   5,246      $   6,734

   Current portion of capital lease obligations .................................         117            117

   Accounts payable and overdrafts ..............................................      12,033         10,712

   Advance billings .............................................................       6,097          6,070

   Deferred income tax liabilities ..............................................       2,550          2,550

   Other current liabilities:

     Accrued interest ...........................................................       6,281          6,319

     Accrued salaries, wages, vacation pay, commissions and bonus ...............       8,000          8,976

     Income and other taxes .....................................................       4,786          4,070

     Reorganization .............................................................       2,305          4,600

     Other ......................................................................       9,449          7,730
                                                                                    ---------      ---------

         Total current liabilities ..............................................      56,864         57,878

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ....................................     100,235        100,352

POSTEMPLOYMENT BENEFITS LIABILITY ...............................................       5,762          5,662
                                                                                    ---------      ---------

   Total liabilities ............................................................     162,861        163,892
                                                                                    ---------      ---------

STOCKHOLDER'S EQUITY:

   Common stock, $.01 par value; 1,000 shares authorized, 1,000 shares issued and        --             --

      outstanding ...............................................................

   Paid in capital ..............................................................      30,606         30,303

   Cumulative translation adjustment ............................................      (1,928)        (1,558)

   Retained earnings ............................................................       4,406          1,209
                                                                                    ---------      ---------

      Total stockholder's equity ................................................      33,084         29,954
                                                                                    ---------      ---------

         Total liabilities and stockholder's equity .............................   $ 195,945      $ 193,846
                                                                                    =========      =========




          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.

                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                            Three months ended                   Six months ended
                                                         ------------------------------      -----------------------------
                                                         June 30,1996      June 29,1995      June 30,1996     June 29,1995
                                                         ------------      ------------      ------------     ------------
Net sales ............................................... $   65,056        $   65,263        $  127,351       $  126,410
Cost of goods sold ......................................     36,995            39,766            73,072           77,102
                                                          ----------        ----------        ----------       ----------
                                                              28,061            25,497            54,279           49,308
Selling, general and administrative expenses ............     19,401            19,962            38,437           39,436
Research and development expenses .......................      2,291             2,269             4,442            4,529
Non recurring charges for adjustments to
operating items .........................................       --               6,123              --              6,123
                                                          ----------        ----------        ----------       ----------
   Operating income (loss) ..............................      6,369            (2,857)           11,400             (780)
Interest (expense) income, net ..........................     (3,314)              471            (6,660)             713
Other non-operating (expense) income, net ...............        226               (35)              298             (300)
                                                          ----------        ----------        ----------       ----------
   Income (loss) before provision for income taxes ......      3,281            (2,421)            5,038             (367)
Provision for income taxes ..............................      1,210              (983)            1,841             (133)
                                                          ----------        ----------        ----------       ----------
   Net income (loss) .................................... $    2,071        $   (1,438)       $    3,197       $     (234)
                                                          ==========        ==========        ==========       ==========
   Weighted average number of shares ....................      1,000              --               1,000             --
                                                          ==========                          ==========
   Earnings per share ................................... $    2,071              --          $    3,197             --
                                                          ==========                          ==========



          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Six months ended
                                                                                                ----------------
                                                                                        June 30, 1996     June 29, 1995
                                                                                        -------------     -------------

Cash flows from operating activities:

   Net income (loss) ..................................................................   $  3,197         $   (234)

   Adjustments to reconcile net income to cash provided by operating activities:

      Non recurring charges for adjustments to operating items ........................       --              6,123

      Depreciation and amortization ...................................................      6,431            3,930

      Increase in equity earnings .....................................................       (139)            (182)

      Deferred income tax provision ...................................................       --             (2,150)

      Other, net ......................................................................       (512)               4

   Changes in components of working capital:

      (Increase) in accounts receivable ...............................................       (931)            (149)

      (Increase) decrease in inventories ..............................................     (3,678)           2,557

      Decrease in prepayments and other current assets ................................        478               25

      Increase (decrease) in accounts payable and overdrafts ..........................      1,321             (631)

      Increase in advance billings ....................................................         27               80

      (Decrease) increase in other accrued liabilities ................................       (873)           6,843

   Net impact of eliminating assets not sold/liabilities not acquired .................       --            (11,249)
                                                                                          --------         --------

      Net cash provided by (used in) operating activities .............................      5,321            4,967
                                                                                          --------         --------

Cash flows from investing activities:

   Capital additions ..................................................................     (3,962)          (3,657)

   Increase in acquisition costs ......................................................     (2,649)            --
                                                                                          --------         --------

      Net cash used in investing activities ...........................................     (6,611)          (3,657)
                                                                                          --------         --------

Cash flows from financing activities:

   Shareholder's contribution .........................................................        303             --

   Repayment of revolving credit facility borrowings ..................................     (1,488)            --

   Repayment of capital lease obligations .............................................       (117)            (110)
                                                                                          --------         --------

      Net cash used in financing activities ...........................................     (1,302)            (110)
                                                                                          --------         --------

         Net (decrease) increase in cash ..............................................     (2,592)           1,200

Cash and cash equivalents, beginning of period ........................................     17,889             --
                                                                                          --------         --------

Cash and cash equivalents, end of period ..............................................   $ 15,297         $  1,200
                                                                                          ========         ========

Cash paid for interest ................................................................   $  6,587         $     38
                                                                                          ========         ========

Cash paid for taxes ...................................................................   $  1,729         $  4,280
                                                                                          ========         ========

           See accompanying Notes to Consolidated Financial Statements

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The aggregate purchase price for the Company, including related fees and expense, was approximately $138,300. The purchase price and such fees and expenses were funded with (i) an initial borrowing of approximately $8,000 under a revolving credit agreement, (ii) the net proceeds from the offering of senior notes of $100,000, (iii) $30,000 of common equity contributed in equal portions by Odyssey Partners, L.P. and Paxar Corporation through Monarch Holdings, Inc. ("Holdings") and (iv) $300 of common equity contributed by the Company's Chairman of the Board through Holdings.

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

The purchase price has been preliminary allocated to the net assets of the business based on estimated fair values at the Acquisition date with the excess of purchase price over fair value allocated to goodwill. The purchase price allocation will be revised when the purchase price dispute is resolved. The preliminary allocation of the purchase price to the assets and liabilities acquired is as follows:

        Allocation of purchase price:
                 Current assets                                       $101,231
                 Property, plant and equipment, net                     41,960
                 Goodwill                                               29,952
                 Financing fees                                          6,400
                 Other intangible assets                                 7,871
                 Other non-current assets                                2,315
                 Severance and other organization costs                (10,082)
                 Liabilities assumed                                   (41,347)
                                                                       --------
                          Total purchase price                         $138,300
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position and cash flow of the Company as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996. These adjustments include only normal recurring adjustments to results of operations for the three and six months ended June 30, 1996. The Company has eliminated all significant intercompany transactions. Management believes that comparisons of the Company's results of operations for the three and six months ended June 30, 1996 to the three and six months ended June 29, 1995 are not meaningful because of the change in ownership that became effective June 30, 1995.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


3.  SHORT AND LONG-TERM BORROWINGS

In order to finance the Acquisition, the Company and its Canadian subsidiary entered into a revolving credit agreement and the Company issued $100 million of long-term senior notes (the "Notes"). The Revolving Credit Facility permits borrowings in an amount not to exceed the lesser of $25 million or the "Borrowing Base," as defined in the Revolving Credit Facility to include a stated percentage of certain of the Company's inventories and accounts receivable. Borrowings under the revolving credit agreement bear interest at a rate equal to Bankers Trust Company's U.S. or Canadian prime rate, as the case may be, plus 1.5%. The revolving credit agreement expires in 1998. At June 30, 1996, the Company had borrowed $5.2 million under the revolving credit agreement. The Notes are unsecured, bear interest at a rate of 12.5% and mature in 2003.


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


5.  PRO FORMA DISCLOSURES

The pro forma results of operations for the three and six months ended June 29, 1995 reflect purchase accounting adjustments assuming the acquisition occurred at the beginning of the period. These pro forma results, shown below, are unaudited:

(In thousands, except per share amounts)                      Three months ended           Six Months ended
                                                                June 29, 1995               June 29, 1995
                                                                -------------               -------------
Net sales.............................................               $65,263                     $126,410
Net (loss) ...........................................                (2,178)                      (1,518)
Loss per share........................................                (2,178)                      (1,518)


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

RESULTS OF OPERATIONS
Three months ended June 30, 1996 compared to three months ended June 29, 1995 and six months ended June 30, 1996 compared to six months ended June 29, 1995.

Management believes that comparisons of the Company's results of operations for the three and six months ended June 30, 1996 to the three and six months ended June 29, 1995 are not meaningful. As the ownership of the Company changed effective June 30, 1995, the results of operations for the three and six months ended June 30, 1996 include transactions arising from the Acquisition and subsequent reorganization, such as interest expense on borrowings, cost savings from the workforce reduction program, amortization of goodwill, financing fees and other acquisition costs, increased depreciation expense resulting from the write-up of assets to fair value, among other items. Management believes that a more meaningful analysis is a comparison of the results of operations for the three and six months ended June 30, 1996 to the pro forma results of operations for the three and six months ended June 29, 1995. This discussion is presented below.

Three Months Ended June 30, 1996 Compared to the Pro Forma Three Months Ended June 29, 1995.
(Dollars in Millions)
(Unaudited)

                                      ACTUAL THREE                 ACTUAL THREE                   PRO FORMA
                                      MONTHS ENDED                 MONTHS ENDED              THREE MONTHS ENDED
                                     JUNE 30, 1996                 JUNE 29, 1995               JUNE 29, 1995
                                     -------------                 -------------               -------------
Revenue (Net Sales)                      $65.1                         $65.3                        $65.3
Gross profit                              28.1                          25.5                         27.1
Selling, general and
   administrative expense                 19.4                          20.0                         19.5
Research and development
   expenses                                2.3                           2.3                          2.1
Non recurring charges for
adjustments to operating
items                                        -                           6.1                          6.1
Operating income (loss)                    6.4                          (2.9)                         (.6)
Interest (expense) income                 (3.3)                           .5                         (3.0)
Other non-operating
   (expense) income                         .2                             -                            -
Net income (loss)                          2.1                          (1.4)                        (2.2)

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

         Revenue. Total revenue decreased $.2 million, or .3%, to $65.1 million for the three months ended June 30, 1996 from $65.3 million for the pro forma three months ended June 29, 1995. Domestic revenue, which represented 68.3% of total revenue for the 1996 period, decreased by $1.7 million, or 3.7%, to $44.5 million in 1996 from $46.2 million in pro forma 1995. The domestic revenue decrease resulted from the bar code and conventional products partially offset by increase in the Service Bureau. The bar code decrease was due to timing as YTD the revenues are favorable against prior year. International revenues increased by $1.5 million or 7.9% to $20.6 million in 1996, primarily due to revenue growth in Europe, Australia and Hong Kong. The growth in these operations was primarily due to sales of bar code products although Hong Kong's growth is all Service Bureau. The U.S. dollar strengthened against the European currency which created a negative exchange impact and also the Peso further devalued.

         Gross Profit. Total gross profit increased by $1.0 million, or 3.7%, to $28.1 million for the three months ended June 30, 1996 from $27.1 million for the pro forma three months ended June 29, 1995. Gross profit as a percent of sales increased to 43.2% in 1996 from a pro forma 41.5% in 1995. The increase in gross profit was attributable to the effects of better margins due to price increases, especially related to the Service Bureau operations and also reduced costs, primarily purchased material.

         Selling, General and Administrative ("SG&A"). SG&A expenses decreased by $.1 million, or .5%, to $19.4 million for the three months ended June 30, 1996 from $19.5 million for the pro forma three months ended June 29, 1995 due to reduced variable costs (commissions) because of decreased revenues. SG&A as a percentage of revenue decreased to 29.8% in 1996 from a pro forma 29.9% in 1995.

         Research and Development ("R&D"). R&D expenses increased by $0.2 million, or 9.5%, to $2.3 million for the three months ended June 30, 1996 from $2.1 million for the pro forma three months ended June 29, 1995. The increased R&D spending was the result of increased new product development costs for products that should be released later in the year.

         Non recurring charges. Charges of $6.1 million in 1995 represent non recurring adjustments to operating reserves, including adjustments for excess and obsolete inventory, warranty, sales returns and workers' compensation, among others.

         Operating Income. Operating income increased $7.0 million to $6.4 million for the three months ended June 30, 1996 from a loss of $.6 million for the pro forma three months ended June 29, 1995. The improved operating income was largely driven by the elimination of the 1995 non recurring charges, better margins and reduced SG&A expenses.

         Interest Expense (Income). Interest expense increased by $.3 million, or 10%, to $3.3 million for the three months ended June 30, 1996 from $3.0 million for the pro forma three months ended June 29, 1995. The increase was due to an overall favorable cash position in 1995 which generated higher levels of interest income.

         Net Income. Net income increased by $4.3 million, or 195.5%, to $2.1 million for the three months ended June 30, 1996 from a loss of $2.2 million for the pro forma three months ended June 29, 1995 due primarily to the elimination of the 1995 non recurring charges, the improved gross margins and lower operating expenses. The effective tax rate for the 1996 period decreased to 36.9% from 40.3% due to 1995 including certain non-deductible expenses that were not recurring in 1996.

Six Months Ended June 30, 1996 Compared to the Pro Forma Six Months Ended June 29, 1995.

(Dollars in Millions)
(Unaudited)

                                       ACTUAL SIX                   ACTUAL SIX                    PRO FORMA
                                      MONTHS ENDED                 MONTHS ENDED               SIX MONTHS ENDED
                                     JUNE 30, 1996                 JUNE 29, 1995                JUNE 29, 1995
                                     -------------                 -------------                -------------
Revenue (Net Sales)                     $127.4                        $126.4                       $126.4
Gross profit                              54.3                          49.3                         52.6
Selling, general and
   administrative expense                 38.4                          39.5                         38.3
Research and development
   expenses                                4.5                           4.5                          4.1
Non recurring charges for
adjustments to operating
items                                        -                           6.1                          6.1
Operating income (loss)                   11.4                           (.8)                         4.1
Interest (expense) income                 (6.6)                           .7                         (6.3)
Other non-operating
   (expense) income                         .3                           (.3)                         (.3)
Net income (loss)                          3.2                           (.2)                        (1.5)

The pro forma results are unaudited and reflect purchase accounting adjustments assuming the Acquisition occurred at the beginning of the period presented. Pro forma adjustments consist of cost savings associated with the workforce reduction program implemented in August 1995, interest expense on borrowings utilized to finance the Acquisition, amortization of goodwill, financing and other acquisition costs, incremental depreciation expense on the additional value assigned to the property, plant and equipment to record these assets at their fair value at the Acquisition date, among other items. Effective January 1, 1995, the Company changed its method of allocating service costs and research and development costs between cost of goods sold and selling, general and administrative expenses.

         Revenues. Total revenue increased $1.0 million, or .8%, to $127.4 million for the six months ended June 30, 1996 from $126.4 million for the pro forma six months ended June 29, 1995. Domestic revenue, which represented 68.0% of total revenue for the 1996 period, decreased by $.7 million, or .8%, to $86.6 million in 1996 from $87.3 million in pro forma 1995. The decrease is due to the conventional product line as both the bar code and Service Bureau products have increased. International revenues increased by $1.7 million, or 4.3%, to $40.8 million in 1996 from $39.1 million in pro forma 1995. Year to date growth in international revenues was consistent with the 2nd quarter growth.

         Gross Profit. Total gross profit increased by $1.7 million, or 3.2%, to $54.3 million for the six months ended June 30, 1996 from $52.6 million for the pro forma six months ended June 29, 1995. Gross profit as a percent of sales increased to 42.6% in 1996 from a pro forma 41.6% in 1995. The increase in gross profit was attributable to the effects of better margins due to price increases, especially related to the Service Bureau operations, and better raw material prices.

         Selling, General and Administrative ("SG&A"). SG&A expenses increased by $.1 million, or .3% to $38.4 million for the six months ended June 30, 1996 from $38.3 million for the pro forma six months ended June 29, 1995. SG&A as a percentage of revenue decreased to 30.1% in 1996 from a pro forma 30.3% in 1995.

         Research and Development ("R&D"). R&D expenses increased by $0.4 million, or 9.8%, to $4.5 million for the six months ended June 30, 1996 from $4.1 million for the pro forma six months ended June 29, 1995. The increased R&D spending was the result of increased new product development.

         Non recurring charges. Charges of $6.1 million in 1995 represent non recurring adjustments to operating reserves, including adjustments for excess and obsolete inventory, warranty, sales returns and workers' compensation, among others.

         Operating Income. Operating Income increased $7.3 million, or 178.0%, to $11.4 million for the six months ended June 30, 1995 from $4.1 million for the pro forma six months ended June 29, 1995. The improved operating income was largely driven by the elimination of the 1995 non recurring charges and better margins in 1996.

         Interest Expense (Income). Interest expense increased by $.3 million, or 4.8%, to $6.6 million for the six months ended June 30, 1996 from $6.3 million for the pro forma six months ended June 29, 1995. The increase was due to more interest income in 1995.

         Net Income. Net income increased by $4.7 million, or 313.3%, to $3.2 million for the six months ended June 30, 1996 from a loss of $1.5 million for the pro forma six months ended June 29, 1995 due primarily to the non recurring charges in 1995 and the improved gross margins in 1996. The effective tax rate for the 1996 period decreased to 36.5% from a pro forma 39.8% due to 1995 including certain non-deductible expenses that were not recurring in 1996.


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

         Comparisons of the Company's cash flows during the six months ended June 30, 1996 to prior periods may not be meaningful due to the Acquisition. At June 30, 1996, the Company had cash of $15.3 million and working capital of $51.9 million. For the six months ended June 30, 1996 the Company had negative cash flows of $2.6 million due primarily to $1.5 million repayment under revolving credit facility and increases in receivables and inventories due to current and anticipated future sales growth.

         The Company's capital expenditures for the three months ended June 30, 1996 were approximately $3.8 million. The Company's remaining capital expenditure requirements for 1996 are projected to be approximately $6.2 million, primarily related to improvements in production machinery and equipment and computer equipment.

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

         Under the Indenture governing the Notes (currently the most restrictive instrument governing the Company's Indebtedness), the Company currently may not incur more than $10.0 million of additional indebtedness beyond the current Revolving Credit Facility of $25 million, subject to certain limited exceptions. In addition, the Revolving Credit Facility and the Indenture contain other covenants that restrict the Company's operations. Under the Revolving Credit Facility, the Company is also generally required to (a) maintain a ratio of current assets (as defined) to current liabilities (as defined) of 1.2 to 1; (b) maintain a consolidated net worth (as defined) of $27.0 million as of each fiscal quarter through June 1996, gradually increasing to $34 million by September 30, 1997; (c) maintain a coverage ratio (as defined) of 1.3 to 1 for June 1996 increasing gradually to 1.5 to 1 beginning the quarter ended March 1997; and (d) limit capital expenditures to $11.0 million per year.

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

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 9, 1996         MONARCH MARKING SYSTEMS, INC.



                       By:           /s/ John W. Paxton
                                -------------------------------------------
                                John W. Paxton
                                President and Chief Executive Officer



August 9, 1996         By:           /s/ Kenneth A. Cassady
                                -------------------------------------------
                                Kenneth A. Cassady
                                Vice President and Chief Financial Officer