Form 10-Q
period 1996-09-30
MONARCH MARKING SYSTEMS INC
filed 1996-11-12
CIK 949115

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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


                                 (513) 865-2123
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. COMMON STOCK, $.01 PAR
VALUE: 1,000 SHARES

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements

                   Consolidated Balance Sheets as of September 30, 1996                                      3
                      and December 31, 1995........................................................

                   Consolidated Statements of Operations for the three months ended
                      September 30, 1996 and September 30, 1995....................................          5

                   Consolidated Statements of Operations for the nine months ended
                      September 30, 1996, the three months ended September 30, 1995 and
                      the six months ended June 29, 1995...........................................          6

                   Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1996, the three months ended September
                      30, 1995 and the six months ended June 29, 1995..............................          7

                   Notes to Consolidated Financial Statements......................................          8

Item 2.            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................................         11

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings...............................................................         16

Item 6.            Exhibits and Reports on Form 8-K................................................         16

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                               ASSETS                 SEPTEMBER 30,   DECEMBER 31,
                                                                          1996           1995
                                                                          ----           ----
CURRENT ASSETS:

   Cash and cash equivalents ....................................     $  13,327      $  17,889

   Accounts receivable, net of allowance for doubtful accounts of
     $3,974 at September 30, 1996 and $3,945 at December 31, 1995        42,553         40,164

   Inventories:

      Raw materials and work in process .........................        23,992         22,984

      Supplies and service parts ................................         6,107          6,425

      Finished goods ............................................        16,027         13,990

   Future income tax benefits ...................................         2,737          2,737

   Prepayments and other current assets .........................         3,010          3,015
                                                                      ---------      ---------

      Total current assets ......................................       107,753        107,204
                                                                      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:

   Land and land improvements ...................................         3,380          3,353

   Buildings and building improvements ..........................        18,624         18,157

   Machinery and equipment ......................................        65,575         61,007

   Furniture and fixtures .......................................         6,190          5,517

   Leasehold improvements .......................................         2,733          2,477

   Rental equipment .............................................           741            917

   Assets held under capital leases .............................           654            348

   Construction in progress .....................................         1,130          1,696
                                                                      ---------      ---------

                                                                         99,027         93,472

   Accumulated depreciation .....................................       (56,385)       (49,817)
                                                                      ---------      ---------

   Property, plant and equipment, net ...........................        42,642         43,655
                                                                      ---------      ---------

GOODWILL ........................................................        28,894         28,153

FINANCING AND ACQUISITION FEES ..................................         8,186          7,938

OTHER INTANGIBLE ASSETS .........................................         3,665          3,866

OTHER NON-CURRENT ASSETS ........................................         3,432          3,030
                                                                      ---------      ---------

   Total assets .................................................     $ 194,572      $ 193,846
                                                                      =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                               LIABILITIES AND STOCKHOLDER'S EQUITY             SEPTEMBER 30    DECEMBER 31,
                                                                                    1996            1995
                                                                                    ----            ----
CURRENT LIABILITIES:

   Short-term borrowings ....................................................     $   5,238      $   6,734

   Current portion of capital lease obligations .............................           118            117

   Accounts payable and overdrafts ..........................................        10,246         10,712

   Advance billings .........................................................         6,511          6,070

   Deferred income tax liabilities ..........................................         2,550          2,550

   Other current liabilities:

     Accrued interest .......................................................         3,155          6,319

     Accrued salaries, wages, vacation pay, commissions and bonus ...........         8,913          8,976

     Income and other taxes .................................................         5,449          4,070

     Reorganization .........................................................         1,463          4,600

     Other ..................................................................         9,041          7,730
                                                                                  ---------      ---------

         Total current liabilities ..........................................        52,684         57,878

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ................................       100,236        100,352

POSTEMPLOYMENT BENEFITS LIABILITY ...........................................         5,562          5,662
                                                                                  ---------      ---------

         Total liabilities ..................................................       158,482        163,892
                                                                                  ---------      ---------

STOCKHOLDER'S EQUITY:

   Common stock, $.01 par value; 1,000 shares authorized, 1,000 shares issued and
    outstanding..............................................................         --            --

   Paid in capital ..........................................................        30,606         30,303

   Cumulative translation adjustment ........................................        (1,333)        (1,558)

   Retained earnings ........................................................         6,817          1,209
                                                                                  ---------      ---------

      Total stockholder's equity ............................................        36,090         29,954
                                                                                  ---------      ---------

         Total liabilities and stockholder's equity .........................     $ 194,572      $ 193,846
                                                                                  =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three months ended
                                                      ------------------

                                              September 30, 1996    September 30, 1995
                                              ------------------    ------------------
Net sales ..................................          $ 65,259           $ 65,531
Cost of goods sold .........................            36,740             41,619
                                                      --------           --------
                                                        28,519             23,912
Selling, general and administrative expenses            18,770             17,966
Research and development expenses ..........             2,730              2,121
                                                      --------           --------
   Operating income ........................             7,019              3,825
Interest (expense) income, net .............            (3,352)            (3,388)
Other non-operating income, net ............               252                154
                                                      --------           --------
   Income before provision for income taxes              3,919                591
Provision for income taxes .................             1,509                191
                                                      --------           --------
   Net income ..............................          $  2,410           $    400
                                                      ========           ========
   Weighted average number of shares .......             1,000              1,000
                                                      ========           ========
   Earnings per share ......................          $  2,410           $    400
                                                      ========           ========



          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                                   Prior Year
                                                                                                   ----------
                                                           Nine months ended       Three months ended    |  Six months ended
                                                          September 30, 1996        September 30, 1995   |     June 29, 1995
                                                          ------------------        ------------------   |     -------------
Net sales.............................................            $  192,610               $   65,531    |        $  126,410
Cost of goods sold....................................               109,812                   41,619    |            77,102
                                                                  ----------               ----------    |        ----------
                                                                      82,798                   23,912    |            49,308
Selling, general and administrative expenses..........                57,207                   17,966    |            39,436
Research and development expenses.....................                 7,172                    2,121    |             4,529
Non-recurring charges for adjustments to                                                                 |
   operating items....................................                    --                       --    |             6,123
                                                                  ----------               ----------    |        ----------
   Operating income (loss)............................                18,419                    3,825    |              (780)
Interest (expense) income, net........................               (10,012)                  (3,388)   |               713
Other non-operating (expense) income, net.............                   550                      154    |              (300)
                                                                  ----------               ----------    |        ----------
   Income (loss) before provision for income taxes....                 8,957                      591    |              (367)
Provision for income taxes............................                 3,350                      191    |              (133)
                                                                  ----------               ----------    |        ----------
   Net income (loss)..................................            $    5,607               $      400    |        $     (234)
                                                                  ==========               ==========    |        ==========
   Weighted average number of shares..................                 1,000                    1,000    |
                                                                  ==========               ==========    |
   Earnings per share.................................            $    5,607               $      400    |
                                                                  ==========               ==========    |




          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                      Prior Year
                                                                                                      ----------
                                                              Nine months ended       Three months ended   |    Six months ended
                                                              September 30, 1996      September 30, 1995   |     June 29, 1995
                                                              ------------------      ------------------   |     -------------
 Cash flows from operating activities:                                                                     |
    Net income (loss) ....................................          $  5,607           $    400            |         $   (234)
    Adjustments to reconcile net income to cash provided .                                                 |
       by operating activities: ..........................                                                 |
       Non-recurring charges for adjustments to operating                                                  |
         items ...........................................              --                 --              |            6,123
       Depreciation and amortization .....................             9,330              2,555            |            3,930
       Increase in equity earnings .......................              (203)              --              |             (182)
       Deferred income tax provision .....................              --                 --              |           (2,150)
       Other, net ........................................              (173)               (84)           |                4
    Changes in components of working capital: ............                                                 |
       (Increase) in accounts receivable .................            (2,389)            (4,299)           |             (149)
       (Increase) decrease in inventories ................            (2,727)             7,346            |            2,557
       Decrease in prepayments and other current assets ..                 5                570            |               25
       Increase (decrease) in accounts payable and .......                                                 |
        overdrafts .......................................              (466)                28            |             (631)
       Increase in advance billings ......................               441                358            |               80
       (Decrease) increase in other accrued liabilities ..            (3,673)             1,424            |            6,843
    Net impact of eliminating assets not sold/liabilities                                                  |
    not acquired..........................................              --                 --              |          (11,249)
       Net cash provided by (used in) operating activities             5,752              8,298            |            4,967
                                                                    --------           --------            |         --------
 Cash flows from investing activities: ...................                                                 |
    Capital additions ....................................            (6,143)              (986)           |           (3,657)
    Increase in acquisition costs ........................            (2,863)              --              |             --
                                                                    --------           --------            |         --------
       Net cash used in investing activities .............            (9,006)              (986)           |           (3,657)
                                                                    --------           --------            |         --------
 Cash flows from financing activities: ...................                                                 |
    Shareholder's contribution ...........................               303              3,493            |             --
    Repayment of revolving credit facility borrowings ....            (1,496)              (532)           |             --
    Repayment of capital lease obligations ...............              (115)               (10)           |             (110)
                                                                    --------           --------            |         --------
       Net cash used in financing activities .............            (1,308)             2,951            |             (110)
                                                                    --------           --------            |         --------
          Net (decrease) increase in cash ................            (4,562)            10,263            |            1,200
 Cash and cash equivalents, beginning of period ..........            17,889              1,200            |             --
                                                                    --------           --------            |         --------
 Cash and cash equivalents, end of period ................          $ 13,327           $ 11,463            |         $  1,200
                                                                    ========           ========            |         ========
 Cash paid for interest ..................................          $ 13,025           $    195            |         $     38
                                                                    ========           ========            |         ========
 Cash paid for taxes .....................................          $  2,724           $    798            |         $  4,280
                                                                    ========           ========            |         ========



          See accompanying Notes to Consolidated Financial Statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, unless otherwise noted)
                                   (Unaudited)



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

The Omnibus Purchase Agreement between the Company and Pitney Bowes relating to the Acquisition (the "Omnibus Purchase Agreement") provided for an adjustment to the purchase price under certain circumstances. The Company has advised Pitney Bowes that it believed it was entitled to a purchase price adjustment in its favor, and Pitney Bowes similarly advised the Company that it believed it was entitled to a purchase price adjustment in its favor. This dispute was referred to arbitration for settlement. In September 1996, the arbitrator concluded that a decrease in the purchase price of $11.2 million was warranted. Pitney Bowes has commenced legal action to appeal this decision. (See further discussion in Part II, Item I - Legal Proceedings.) Accordingly, the Company has not yet revised the allocation of the purchase price to reflect the arbitration settlement.

The following table summarizes the allocation of the purchase price to the assets and liabilities acquired. The purchase price allocation will be revised at a future date when this legal action is resolved.

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
                                                                ========


2.  INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim consolidated financial statements have been prepared by Company management. While management believes that the procedures followed in the preparation of the interim information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished later in the fiscal year. In addition, certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules of the Securities and Exchange Commission. The Company believes the disclosures made are adequate to make the information presented not misleading; however, these interim financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

In the opinion of Company management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and its cash flows for the nine months ended September 30, 1996. These adjustments include only normal recurring adjustments to results of operations for the three and nine months ended September 30, 1996. The Company has eliminated all significant intercompany transactions. Management believes that comparisons of the Company's results of operations for the nine months ended September 30, 1996 to the nine months ended September 30, 1995 are not meaningful because of the change in ownership that became effective June 30, 1995.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


3.  SHORT AND LONG-TERM BORROWINGS

In order to finance the Acquisition, the Company and its Canadian subsidiary entered into a revolving credit agreement and the Company issued $100 million of unsecured, 12.5% notes (the "Notes") which mature in 2003. The Revolving Credit Facility permits borrowings in an amount not to exceed the lesser of $25 million or the "Borrowing Base," as defined in the Revolving Credit Facility to include a stated percentage of certain of the Company's inventories and accounts receivable. Borrowings under the revolving credit agreement bear interest at a rate equal to Bankers Trust Company's U.S. or Canadian prime rate, as the case may be, plus 1.5%. The revolving credit agreement expires in 1998. At September 30, 1996, the Company had borrowed $5.2 million under the revolving credit agreement.

4.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a number of lawsuits, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

The Company's operations are subject to federal, state, local, and international environmental laws and regulations that impose limitations on the discharge of and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. The Company is currently investigating soil and ground water contaminations at its facility in Pickering, Ontario, Canada. The investigation is being performed subsequent to notification of and will be conducted in accordance with the requirements of the Ontario Ministry of Environment and Energy. The Company has removed contaminated soils and installed ground water monitoring wells at the facility and is preparing for potential additional investigation or remedial actions. The Company believes that, in connection with the Acquisition, it is indemnified by Pitney Bowes for the costs of the investigation and any necessary remediation at the Pickering facility. Because discussions with the Ministry of Environment and Energy concerning future remedial options have not yet commenced, the Company cannot at this time estimate the potential costs of cleanup but, based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company believes that its liability with respect to the cleanup is unlikely to have a material adverse effect on the Company's financial condition, its results of operations, or cash flows.


5.  PRO FORMA DISCLOSURES

Following are the unaudited pro forma results of operations assuming the acquisition had occurred as of January 1, 1995:

(In thousands, except per share amounts)                 Nine Months Ended
                                                         September 30, 1995
                                                         ------------------
Net sales.....................................                 $191,941
Net (loss)....................................                     $(58)
(Loss) per share..............................                     $(58)


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


POTENTIAL PURCHASE PRICE ADJUSTMENT

The Omnibus Purchase Agreement between the Company and Pitney Bowes related to the Acquisition provides for an adjustment to the purchase price under certain circumstances. The Company advised Pitney Bowes that it believed that it was entitled to a purchase price adjustment in its favor and Pitney Bowes similarly advised the Company that it believed that it was entitled to a purchase price adjustment in its favor. This dispute was referred to arbitration for settlement. In September 1996, the arbitrator concluded that a decrease in the purchase price of $11.2 million was warranted. Pitney Bowes has commenced legal action to appeal this decision. Accordingly, the Company has not yet revised the allocation of the purchase price to reflect the arbitration settlement.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995.
(Dollars in Millions)
(Unaudited)


         Revenue. Total revenue decreased $.2 million, or .3%, to $65.3 million for the three months ended September 30, 1996 from $65.5 million for the three months ended September 30, 1995. Domestic revenue, which represented 67.5% of total revenue for the 1996 period, decreased by $.5 million, or 1.1%, to $44.1 million in 1996 from $44.6 million in 1995. The domestic revenue decrease resulted from conventional products partially offset by increases in the bar code product sales and Service Bureau revenue. International revenues increased by $.3 million or 1.0% to $21.2 million in 1996, primarily due to revenue growth in Mexico, U.K., Australia and Hong Kong. The growth in these operations was primarily due to increased sales of bar code products although Hong Kong's growth is attributable solely to Service Bureau. The U.S. dollar strengthened against the European currencies and the Peso, which created a negative exchange impact.

         Gross Profit. Total gross profit increased by $4.6 million, or 19.2%, to $28.5 million for the three months ended September 30, 1996 from $23.9 million for the three months ended September 30, 1995. Gross profit as a percent of sales increased to 43.7% in 1996 from 36.4% in 1995. The increase in gross profit was attributable to the effects of better margins due to price increases in the Company's products, especially related to the Service Bureau operations, and reduced costs of purchased material. For the three months ended September 30, 1995, margins were unfavorably impacted by a $2.3 million charge due to the amortization of a portion of the inventory write-up recorded at the acquisition date. Further, the three months ended September 30, 1996 reflects $0.9 million of incremental cost savings from the workforce reduction plan that was implemented during the quarter ended September 30, 1995.

         Selling, General and Administrative ("SG&A"). SG&A expenses increased by $.8 million, or 4.4%, to $18.8 million for the three months ended September 30, 1996 from $18.0 million for the three months ended September 30, 1995 due to higher training, recruiting and relocation costs, offset by cost savings resulting from the August 1995 workforce reduction. SG&A as a percentage of revenue increased to 28.8% in 1996 from 27.4% in 1995.

         Research and Development ("R&D"). R&D expenses increased by $0.6 million, or 28.6%, to $2.7 million for the three months ended September 30, 1996 from $2.1 million for the three months ended September 30, 1995. The increased R&D spending was the result of increased product development costs for products that should be released later in the year.

         Operating Income. Operating income increased $3.2 million to $7.0 million for the three months ended September 30, 1996 from $3.8 million for the three months ended September 30, 1995. The improved operating income was largely driven by higher product prices, reduced purchased material costs, no additional amortization of the inventory write-up during 1996 and incremental cost savings from the August 1995 workforce reduction.

         Net Income. Net income increased by $2.0 million, or 500%, to $2.4 million for the three months ended September 30, 1996 from $.4 million for the three months ended September 30, 1995 for the reasons discussed under "Operating Income." The effective tax rate for the 1996 period increased to 38.5% from 32.3% due to an increase in the percentage of taxable income attributable to countries with higher tax rates.


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1996 Compared to the Pro Forma Nine Months Ended September 30, 1995. Management believes that comparisons of the Company's actual results of operations for the nine months ended September 30, 1996 to the nine months ended September 30, 1995 are not meaningful. As the ownership of the Company changed effective June 30, 1995, the results of operations for the nine months ended September 30, 1996 include transactions arising from the Acquisition and subsequent reorganization, such as interest expense on borrowings, cost savings from the workforce reduction program, amortization of goodwill, financing fees and other acquisition costs, increased depreciation expense resulting from the write-up of assets to fair value, among other items. Management believes that a more meaningful analysis is a comparison of the actual results of operations for the nine months ended September 30, 1996 to the pro forma results of operations for the nine months ended September 30, 1995. This discussion is presented below.

(Dollars in Millions)
(Unaudited)
                                                                              ACTUAL NINE                PRO FORMA
                                                                             MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                                                          ------------------         ------------------
Revenue (Net Sales)                                                              $192.6                     $191.9
Gross profit                                                                       82.8                       77.3
Selling, general and administrative expenses                                       57.2                       55.5
Research and development expenses                                                   7.2                        6.1
Non-recurring charges for adjustments to operating items                              -                        6.1
Operating income                                                                   18.4                        9.6
Interest (expense) income                                                         (10.0)                      (9.7)
Other non-operating (expense) income                                                 .5                        (.1)
Net income (loss)                                                                   5.6                        (.1)

The 1995 pro forma results are unaudited and reflect purchase accounting adjustments assuming the Acquisition had occurred on January 1, 1995. Effective January 1, 1995, the Company changed its method of allocating service costs and research and development costs between cost of goods sold and selling, general and administrative expenses.

         Revenues. Total revenue increased $.7 million, or .4%, to $192.6 million for the nine months ended September 30, 1996 from $191.9 million for the pro forma nine months ended September 30, 1995. Domestic revenue, which represented 67.8% of total revenue for the 1996 period, decreased by $1.2 million, or .9%, to $130.6 million in 1996 from $131.8 million in pro forma 1995. The decrease is due to the lower sales volume in the conventional product line even though sales volume increases have been experienced in both the bar code and Service Bureau product lines. International revenues increased by $1.9 million, or 3.2%, to $62.0 million in 1996 from $60.1 million in pro forma 1995. Year to date growth in international revenues was due to the same reasons as the 3rd quarter growth.

         Gross Profit. Total gross profit increased by $5.5 million, or 7.1%, to $82.8 million for the nine months ended September 30, 1996 from $77.3 million for the pro forma nine months ended September 30, 1995. Gross profit as a percent of sales increased to 43.0% in 1996 from a pro forma 40.3% in 1995. The increase in gross profit was attributable to the effects of higher product prices, especially related to the Service Bureau operations, and lower raw material costs. Additionally, for the nine months ended September 30, 1995, margins were unfavorably impacted by a $2.3 million charge related to the roll-out of a portion of the inventory write-up.

         Selling, General and Administrative ("SG&A"). SG&A expenses increased by $1.7 million, or 3.1% to $57.2 million for the nine months ended September 30, 1996 from $55.5 million for the pro forma nine months ended September 30, 1995. The increase is due to higher training, recruiting, commission and relocation costs. SG&A as a percentage of revenue increased to 29.7% in 1996 from a pro forma 28.9% in 1995.

         Research and Development ("R&D"). R&D expenses increased by $1.1 million, or 18.0%, to $7.2 million for the nine months ended September 30, 1996 from $6.1 million for the pro forma nine months ended September 30, 1995. The increased R&D spending was the result of increased new product development.

         Non-recurring charges. Charges of $6.1 million in 1995 represented non-recurring adjustments to operating reserves, including adjustments for excess and obsolete inventory, warranty, sales returns and workers' compensation, among others.

         Operating Income. Operating Income increased $8.8 million, or 91.7%, to $18.4 million for the nine months ended September 30, 1995 from $9.6 million for the pro forma nine months ended September 30, 1995. The improved operating income was largely driven by the elimination of the 1995 non-recurring charges and better gross profit margins in 1996 for the reasons previously identified.

         Interest Expense (Income). Interest expense increased by $.3 million, or 3.1%, to $10.0 million for the nine months ended September 30, 1996 from $9.7 million for the pro forma nine months ended September 30, 1995.
The increase was due to more interest income in 1995.

         Other Non-Operating Income. Other Non-Operating Income increased $.6 million in 1996 to $.5 million of income from $.1 million of expense in 1995 due primarily to 1995 having more unfavorable translation losses as compared to 1996.

         Net Income. Net income increased by $5.7 million to $5.6 million for the nine months ended September 30, 1996 from a loss of $.1 million for the pro forma nine months ended September 30, 1995 due primarily to the non-recurring charges in 1995 and the improved gross profit margins in 1996. The effective tax rate for the 1996 period decreased to 37.4% from a pro forma 42.6% due to 1995 including certain non-deductible expenses which did not re-occur in 1996.

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

         Comparisons of the Company's cash flows during the nine months ended September 30, 1996 to prior periods may not be meaningful due to the Acquisition. At September 30, 1996, the Company had cash of $13.3 million and working capital of $55.1 million. For the nine months ended September 30, 1996 the Company had negative cash flows of $4.6 million due primarily to a $6.3 million interest payment and increases in receivables and inventories.

         The Company's capital expenditures for the nine months ended September 30, 1996 were approximately $6.1 million. The Company's remaining capital expenditure requirements for 1996 are projected to be approximately $3.9 million, primarily related to improvements in production machinery and equipment and computer equipment.

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

         Under the Indenture governing the Notes (currently the most restrictive instrument governing the Company's Indebtedness), the Company currently may not incur more than $10.0 million of additional indebtedness beyond the current Revolving Credit Facility of $25 million, subject to certain limited exceptions. In addition, the Revolving Credit Facility and the Indenture contain other covenants that restrict the Company's operations. Under the Revolving Credit Facility, the Company is also generally required to (a) maintain a ratio of current assets (as defined) to current liabilities (as defined) of 1.2 to 1; (b) maintain a consolidated net worth (as defined) of $29 million at each fiscal quarter end through September 1996, gradually increasing to $34 million by September 30, 1997; (c) maintain a coverage ratio (as defined) of 1.3 to 1 for September 1996 increasing gradually to 1.5 to 1 beginning the quarter ended March 1997; and (d) limit capital expenditures to $11.0 million per year.

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

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

(a) Pursuant to the Omnibus Purchase and Sale Agreement dated June 6, 1995, wherein Monarch Acquisition Corp. acquired Monarch from Pitney Bowes, Inc. ("Pitney Bowes"), the parties submitted to arbitration a dispute concerning post-closing adjustments to the purchase price. On September 6, 1996, the arbitrator, Ernst & Young LLP, rendered a decision reducing the $138.3 million purchase price by $11,228,000. On September 16, 1996, Monarch filed suit in the Supreme Court (New York County) of the State of New York requesting that the arbitrator's decision be confirmed and judgment be entered. Pitney Bowes cross-moved to vacate the award. While Monarch cannot predict the outcome of this litigation, it intends to vigorously pursue its claim.

(b) Suits have been filed by Monarch Marking Systems, Inc. (Monarch) against Comtec Information Systems, Inc. (Comtec) in the U.S. District Court, Southern District of Ohio, Western Division, in Dayton. The one Monarch suit filed on October 15, 1996 alleges infringement of eight Monarch patents involving its Pathfinder(R) product line, a federally registered trademark and unfair competition. The other MonarcH suit was filed on October 17, 1996 and seeks a declaratory judgment of non-infringement, invalidity and unenforceability of a Comtec patent.

         Comtec has filed suits against Monarch in U.S. District Court, District of Rhode Island, in Providence alleging non-infringement, invalidity and unenforceability of various Monarch patents and infringement of their own patent.

         Although Monarch cannot predict the outcome of this litigation, it intends to pursue its claims and vigorously defend the claims brought by Comtec.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1996                     MONARCH MARKING SYSTEMS, INC.



                                By:      /s/ John W. Paxton
                                      ------------------------------------------
                                      John W. Paxton
                                      President and Chief Executive Officer



November 12, 1996               By:      /s/ Kenneth A. Cassady
                                      ------------------------------------------
                                      Kenneth A. Cassady
                                      Vice President and Chief Financial Officer