Form 10-K405
period 1996-12-31
MONARCH MARKING SYSTEMS INC
filed 1997-03-31
CIK 949115

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[  ]     FOR THE TRANSITION PERIOD FROM _______________ TO _______________

The Registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

Commission file number 33-95470

                          MONARCH MARKING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                06-0861226
        (State of Incorporation)            (I.R.S. Employer Identification No.)

            170 MONARCH LANE

            MIAMISBURG, OHIO                              45342
(Address of principal executive offices)                (Zip Code)

                                 (937) 865-2123
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.
  X
 ---

The aggregate market value of voting stock held by nonaffiliates of the registrant as of December 31, 1996 was $0.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. COMMON STOCK, $.01 PAR VALUE:
1,000 SHARES

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

PART I

Item 1.       Business.......................................................................................1

Item 2.       Properties.....................................................................................5

Item 3.       Legal Proceedings..............................................................................5

Item 4.       Submission of Matters to a Vote of Security Holders ...........................................6

PART II

Item 5.       Market for the Registrant's Common Equity and Related Shareholder Matters......................6

Item 6.       Selected Financial Data........................................................................6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation...........6

Item 8.       Financial Statements and Supplementary Data...................................................13

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........14

PART III

Item 10.      Directors and Executive Officers of the Registrant............................................14

Item 11.      Executive Compensation........................................................................14

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................14

Item 13.      Certain Relationships and Related Transactions................................................15

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................15

                                     PART I

Monarch Marking Systems, Inc. (the "Company"), a Delaware corporation, is a leading manufacturer and marketer of bar code and price marking equipment and supplies in the United States and also sells such products, directly and through distributors, in approximately 75 other countries. The Company's products include handheld mechanical labeling guns (collectively, Identification and Pricing Solutions IPS) which print and affix pressure-sensitive, adhesive-backed price and other labels onto merchandise for retailers and electronic bar code printers (Automated Identification Systems AIS), which are used in a wide range of retail and industrial applications, including inventory management and distribution. The Company also manufactures and markets the supplies used by its IPS labelers and bar code printers and provides extensive aftermarket services. The breadth of the Company's marking machines, supplies and services satisfies most of its customers' marking needs. The Company was organized in 1995 and its business dates back to 1890.

On June 29, 1995, the stock of the Company and the stock and assets of certain of the Company's affiliates (collectively the "Business") were acquired (the "Acquisition") from Pitney Bowes, Inc. ("Pitney Bowes") by Monarch Acquisition Corp., a Company formed by Odyssey Partners, L.P. ("Odyssey") and Paxar Corporation ("Paxar" and, together with Odyssey, the "Principals"). Odyssey is a private investment firm and Paxar, a New York Stock Exchange listed company, is a leading manufacturer of apparel and textile identification products and systems, including in-plant labeling systems, printed and woven labels and bar code printers and tags. Immediately following the Acquisition, Monarch Acquisition Corp. merged with and into the Company.

The Company has 1000 shares of Common Stock all of which are owned by Monarch Holdings, Inc. Of the 1000 shares of Monarch Holdings, Inc., Paxar owned 49%, Odyssey Partners owned 49% and two executives owned 1% each. On December 20, 1996, Paxar Corporation reached an agreement with Odyssey Partners, L.P. for the purchase of its 49% equity ownership in Monarch. Paxar Corporation also reached an agreement with the two executives to purchase the 1% of Monarch Holdings, Inc. held by each of them.

On March 3, 1997, the Acquisition concluded and Monarch Holdings, Inc. was merged into Paxar Corporation. The two executives received shares of Paxar Corporation common stock for their holdings. The Company is now a wholly-owned direct subsidiary of Paxar Corporation. Further information on this acquisition can be found with the filing of Paxar Corporation at SEC file number 0-5610, on Form 8K, filed on March 18, 1997.

Description of the Business. Monarch Marking Systems, Inc. is a leading manufacturer and marketer of bar code and price marking equipment and supplies. The Company operates manufacturing plants in the U.S., Canada, Mexico, Australia, England, Singapore and Hong Kong. The Company sells its products, directly and through distributors, in the U.S. and in approximately 75 other countries. The Company has direct sales operations in the U.S., Canada, Mexico, Australia, England, Singapore, Hong Kong, France and Germany. The Company has a growing dealer network with particular strength in Japan, India, Hungary, the Middle East and Southeast Asia. The Company has also established distribution networks in China, South Africa, Poland and Russia. Financial information on the Company's significant international operations can be found in the footnotes to the Consolidated Financial Statements included herein.

Industry Segments. The Company operates in two specific segments of the marking industry: (i) the Identification and Pricing Solutions (IPS) segment, and (ii) the Automated Identification Systems (AIS) segment.

IDENTIFICATION AND PRICING SOLUTIONS SEGMENT - The IPS segment is a mature market. The IPS segment experienced a significant decline, principally in the late 1980s and early 1990s, due to implementation of point-of-sale scanning systems which utilize bar code technology. However, IPS continues to be used by most small retailers and by some larger retailers that continue to item price products as part of their merchandising strategy. IPS price marking is also used for promotional labeling and for selected industrial inventory applications.

AUTOMATED IDENTIFICATION SYSTEMS -The AIS printing segment is a newer sector of the marking industry which has expanded rapidly with the development of standardized bar code symbologies. Bar coding permits rapid, simple and accurate identification of any number of product variables which are systematically tracked or managed by a host computer. With bar code data collection systems, users are able to collect data by scanning bar codes to input information into computer databases in real time. Bar code systems are utilized in a variety of applications including: point-of-sale, compliance labeling, inventory control, order processing, tracking, shipping, receiving and accounting.

Principal Products and Services. The Company's products consist of IPS labelers, bar code printers and the related supplies for these systems. The Company also generates revenue by providing maintenance services on its products.

IPS LABELERS - The Company's labelers are tabletop or portable, handheld mechanical labelers that print one to three lines of alphanumeric information in a variety of print types and sizes. These products, which are made of highly durable molded plastic parts, have multiple applications including merchandise pricing, promotional labeling and component identification. The Company manufactures models ranging from simple labelers that print one line of alphanumeric text with few characters to larger labelers that print three lines of alphanumeric text with more than thirty characters. The Company also manufacturers a broad range of supplies utilized with these labelers.

AIS PRINTERS - The Company's AIS family of bar code machines consists of tabletop, handheld and portable thermal transfer and direct thermal printers. Thermal transfer printers create an image by applying an electrically heated printhead onto a ribbon that releases ink onto labeling stock. Thermal transfer printers produce excellent image quality which can be used with a wide variety of papers. Direct thermal printers create an image by applying an electrically heated printhead directly to specially treated paper that changes color when heated. Direct thermal technology is preferable for the customer whose needs are for a smaller, less expensive printing system, where image durability is less critical, and who does not require specialty labeling stock such as plastics or metal foils.

Customers. The Company has customers in both retail and industrial. Retail customers include some of the major retailers in the U.S. and abroad. No individual customer accounted for 10% or more of the Company's sales in 1996, 1995 or 1994.

Retail Customers. The Company historically has focused on the retail segment with special emphasis on price marking, merchandise identification, tracking and promotional applications. The retail marking segment is a mature market and the Company's revenues in this area have declined as a percentage of total sales. Retail sales accounted for approximately 63% of domestic revenues in 1996.

The Company has leveraged its leadership position with retailers to expand beyond in-store item marking to in-store logistics applications and distribution center automation programs. Management believes that the Company is an industry leader in bar code product sales (both machines and supplies) to the retail market.

Industrial Customers. More and more retailers require their vendors to bar code merchandise before they ship it to the stores. The Company is leveraging its retail presence to become a leading bar code supplier for vendors responding to retailers' compliance marking programs. The Company has embarked on compliance marking solutions for several retail suppliers, such as suppliers to Wal-Mart, J.C. Penney and Kmart.

The Company has invested in products and marketing programs to establish a presence with industrial customers. In addition, the Company is broadening its distribution channels with new product introductions and distribution agreements with value-added resellers and systems integrators. Industrial sales accounted for approximately 31% of domestic revenues in 1996.

International. In 1926, the Company began international operations in Canada and has since expanded its international reach by adding plants in Mexico, Australia, England, Singapore and Hong Kong. The Company now distributes its products in approximately 75 countries around the world and international sales accounted for approximately 32% of 1996 revenues. The Company has direct sales operations in Canada, Mexico, Australia, England, Singapore, Hong Kong, France and Germany and has a growing international dealer network with particular strength in Japan, India, Hungary, the Middle East and Southeast Asia. The Company has also established distribution networks in China, South Africa, Poland and Russia. The Company's international sales and marketing focus has been on retail customers.

Competition. The marking business is very competitive both in terms of price and product features. The IPS price marking segment in the U.S. is a mature market with four key competitors, including the Company, Esselte-Meto, Garvey and Avery Dennison Corporation, each of which offers a full line of labeler and label products. Management believes that the Company is a market leader in the U.S. IPS price marking segment and that the Company's market share is significantly higher than its next closet competitor.

In contrast to the IPS price marking segment, many companies are engaged in the design, manufacture and marketing of bar code printing products, which is the Company's AIS business segment. The Company considers its direct competition to be the providers of direct thermal and thermal transfer printers and supplies. Competition in the Company's target markets is based on a number of factors, including reliability, quality and reputation of the manufacturer and its products, hardware innovations and specifications, price, level of technical support and applications support offered by the manufacturer and available distribution channels. The Company's principal competitors in the AIS business segment are Zebra, Eltron, Datamax, Comtech and DH Technology, Inc.

Research and Engineering. The Company incurs significant amounts of research and development costs in its efforts to develop new products to serve the needs of its customers. In each of the past three calendar years, the Company's research and development costs have approximated $10 million, $7.6 million and $7.4 million, respectively. All of the Company's research and development costs are expensed as incurred.

Seasonality. The Company's business is also somewhat seasonal as a significant portion of the Company's customers operate in the retail industry. These customers purchase larger quantities of products during the fall in anticipation of their holiday needs.

Industry Working Capital Practices. Consistent with industry practice, the Company maintains a stock of inventory items for certain customers that require customized marking supplies. These inventories were not a material component of the Company's inventories at either December 31, 1996 or 1995.

Backlog. The Company's total backlog of orders at December 31, 1996 was approximately $16.5 million, as compared with $19.5 million at December 31, 1995. Management estimates that more than forty percent (40%) of annual sales are comprised of orders which the Company typically fills within one month of receipt. The balance of orders are for products which are ordered to individual customer specifications and are for delivery within two or four months.

Sources and Availability of Raw Materials. Management believes that the Company has adequate sources and availability of raw materials.

Patents and Trademarks. The Company owns and controls numerous patents and trademarks. However, other than the Monarch trademark, management believes that the Company's business is not materially dependent upon any single patent or trademark.

Environmental Matters. The Company has been advised of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at three off-site disposal sites. The Company is contesting its liability at these sites where the Company believes its relationship with the sites is non-existent or insignificant. The Company has prepared a remedial action plan with regard to soil and groundwater contamination at its Pickering, Ontario facility. This remedial action is being performed subsequent to notification of the Ontario Ministry of Environment and Energy. The Company has removed contaminated soils and installed groundwater monitoring wells.

Pitney Bowes, the Company's former owner, has agreed to indemnify the Company for the costs of certain environmental claims or conditions arising from the activities of the Company or Pitney Bowes prior to June 29, 1995 provided that the Company notifies Pitney Bowes of any such liabilities prior to June 29, 2000. The Company has notified Pitney Bowes of the above described claims and believes that it can seek reimbursement for any liabilities related to these sites.

To the best of the Company's knowledge, there are no other existing or potential environmental claims against the Company of a material nature.

Employees. The Company employed approximately 2,000 employees as of December 31, 1996. Approximately 700 of these employees are based in the Company's international operations.

ITEM 2.  PROPERTIES.

                                   PROPERTIES

The Company operates the following manufacturing plants:

LOCATION                                                   SQUARE FEET (1)        OWNED/LEASED
--------                                                   ---------------        ------------
Miamisburg, Ohio.....................................          392,000               Owned
Pickering, Ontario, Canada...........................           67,032               Owned
Harlow, United Kingdom...............................           60,668               Leased
Mexico City, Mexico..................................           57,193               Owned
Sydney, Australia....................................           17,248               Owned
Hong Kong............................................           18,800               Leased
Singapore (2)........................................           15,939               Leased
                                                                ------


   Total                                                       628,880

-----------

(1)  Includes office space.
(2)  Joint venture 55% owned by the Company.

The Company also maintains warehouse facilities and sales and service offices in 18 other domestic locations and in several international locations. Most of these offices are occupied by the Company under short-term leases. The Company does not believe that any lease is material to its business and that it could relocate its facilities on comparable terms.

ITEM 3.  LEGAL PROCEEDINGS

The Omnibus Purchase Agreement ("Purchase Agreement") between the Pitney Bowes and Monarch Acquisition Corporation provided for a purchase price adjustment. In September 1995, the Company's management advised Pitney Bowes that it was entitled to a purchase price reduction pursuant to the terms of the Purchase Agreement. Pitney Bowes disagreed with management's position and this matter was referred to an arbitrator for settlement as provided for in the Purchase Agreement. In September 1996, the arbitrator awarded the Company an $11.2 million reduction in its purchase price. In January 1997, the Supreme Court of the State of New York for the Country of New York confirmed this award. On March 11, 1997 the total judgment in the amount of $12,777,653 (which includes accrued interest) was entered by the court. Pitney Bowes filed a notice of appeal on March 11, 1997. The appeal will be held and heard by the New York Supreme Court, Appellate Division. The Company's management cannot predict the final timing or outcome of this litigation and has not reflected any of this settlement in the Company's records.

The Company is also presently engaged in litigation with Comtec Information Systems (Comtec). The Company has charged Comtec with infringement of a number of Monarch's patents and trademarks, false advertising and unfair competition. Comtec has asked for a declaratory judgment of invalidity, non-infringement and unenforceability of these patents. Management cannot predict the outcome or timing of this litigation. However, Company policy is to vigorously defend and enforce its intellectual property positions.

The Company is involved in a number of other pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no other legal proceedings which will have a material adverse effect on the financial position or operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not required as the registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K for a reduced disclosure format.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

As of December 31, 1996 and as of the date of this filing, there was no established market for the Company's equity securities. All of the Company's common stock is owned by Paxar Corporation.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required as the registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K for a reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As described in Part I, Item I, through a series of Acquisitions and a merger, Paxar Corporation became the sole holder of 100% of the common shares of Monarch. The purchase price of $130 million will be allocated to the assets and liabilities acquired.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1996 Compared to the Pro Forma Twelve Months Ended December 31, 1995.

Management believes that comparisons of the Company's results of operations for the twelve months ended December 31, 1996 to the twelve months ended December 31, 1995 are not meaningful. As the ownership of the Company changed effective June 30, 1995, the results of operations subsequent to this date include transactions arising from the Acquisition and subsequent reorganization, such as interest expense on borrowings, cost savings from the workforce reduction program, amortization of goodwill, financing fees and other acquisition costs, increased depreciation expense resulting from the write-up of assets to fair value, among other items. Management believes that a more meaningful analysis is a comparison of the results of operations for the twelve months ended December 31, 1996 to the pro forma results of operations for the twelve months ended December 31, 1995. This discussion is presented below.

 (Dollars in millions)                                                                UNAUDITED
                                                        ACTUAL TWELVE             PRO FORMA TWELVE
                                                         MONTHS ENDED                ENDED MONTHS
                                                       DECEMBER 31, 1996           DECEMBER 31, 1995
                                                       -----------------           -----------------

Net Sales                                                    $259.2                   $254.5
Gross profit                                                  112.0                    102.6
Selling, general and administrative expenses                   76.7                     73.8
Research and development expenses                              10.0                      8.2
Non-recurring charges for adjustments to
operating items                                                 -                        6.1
Operating income                                               25.3                     14.5
Net income                                                      8.4                      1.1


The 1995 pro forma results are unaudited and reflect purchase accounting adjustments assuming the Acquisition had occurred on January 1, 1995. Pro forma adjustments consist of cost savings associated with the workforce reduction program, interest expense on borrowings utilized to finance the Acquisition, amortization of goodwill, financing and other acquisition costs and incremental depreciation expense on the additional value assigned to the property, plant and equipment to record these assets at their fair value at the Acquisition date.

Revenue. Total revenue increased $4.7 million, or 1.8%, to $259.2 million for the twelve months ended December 31, 1996 from $254.5 million for the pro forma twelve months ended December 31, 1995. Domestic revenue, which represented 67.6% of total revenue for the 1996 period, increased by $1.2 million or .7% to $175.2 million in 1996 from $174 million in pro forma 1995. The increase is due to both the AIS and retail industry customized label operation ("Service Bureau") product lines offset slightly by lower sales volume in the IPS product line. International revenues increased by $3.5 million, or 4.3%, to $84.0 million in 1996 from $80.5 million in pro forma 1995. Year to date growth in international revenues was primarily related to the Company's operations in the U.K., Hong Kong and Australia. All foreign operations experienced growth with the exception of Canada and France. The growth in the international operations was primarily due to increased sales of AIS products, although Hong Kong's growth was solely attributable to Service Bureau. The U.S. dollar strengthened against currencies, primarily the Mexican Peso, which created a negative exchange impact of approximately $2.1 million.

Gross Profit. Total gross profit increased by $9.4 million, or 9.2%, to $112.0 million for the twelve months ended December 31, 1996 from $102.6 million for the pro forma twelve months ended December 31, 1995. Gross profit as a percent of sales increased to 43.2% in 1996 from a pro forma 40.3% in 1995. The increase in gross profit was attributable to the effects of higher product prices, especially related to the Service Bureau operations, and lower raw materials costs. Additionally, for the pro forma twelve months ended December 31, 1995, margins were unfavorably impacted by a $4.5 million charge related to the roll-out of a portion of the inventory write-up.

Selling, General and Administrative ("SG&A"). SG&A expenses increased by $2.9 million, or 3.9%, to $76.7 million for the twelve months ended December 31, 1996 from $73.8 million for the pro forma twelve months ended December 31, 1995. The increase is due to $1 million of management fees paid to related parties in 1996 which were not charged in 1995 as well as higher training, recruiting, commission and relocation costs. SG&A as a percentage of revenue increased to 29.6% in 1996 from a pro forma 29% in 1995.

Research & Development ("R&D"). R&D expenses increased by $1.8 million, or 22.0%, to $10.0 million for the twelve months ended December 31, 1996 from $8.2 million for the pro forma twelve months ended December 31, 1995. The increased R&D spending was the result of greater spending on new product development.

Non-Recurring Charges. Charges of $6.1 million in 1995 represented non-recurring adjustments to operating reserves, including adjustments for excess and obsolete inventories, warranty, sales returns and workers' compensation, among others. See Note 1 in the Consolidated Financial Statements, as of and for the six months ended June 29, 1995.

Operating Income. Operating income increased $10.8 million, or 74.5%, to $25.3 million for the twelve months ended December 31, 1996 from $14.5 million for the pro forma twelve months ended December 31, 1995. The improved operating income was largely driven by the elimination of the 1995 non-recurring charges and better gross profit margins in 1996 for the reasons previously identified.

Net Income. Net income increased by $7.3 million to $8.4 million for the twelve months ended December 31, 1996 from $1.1 million for the pro forma twelve months ended December 31, 1995 due primarily to the elimination of the 1995 non-recurring charges and the improved gross profit margins in 1996. The effective tax rate for the 1996 period decreased to 35.4% from a pro forma 37.9% due to 1995 including certain non-deductible expenses which did not reoccur in 1996.

The pro forma results are unaudited and reflect purchase accounting adjustments assuming the Acquisition occurred at the beginning of the period presented.

Six Months Ended December 31, 1995 Compared to the Pro Forma Six Months Ended December 31, 1994

                                                                                                  UNAUDITED
($ in millions)                               ACTUAL SIX                ACTUAL SIX                PRO FORMA
                                             MONTHS ENDED              MONTHS ENDED            SIX MONTHS ENDED
                                          DECEMBER 31, 1995         DECEMBER 31, 1994         DECEMBER 31, 1994
                                          -----------------         -----------------         -----------------
Revenue                                       $128.1                    $130.3                       $130.3
Gross profit                                    49.1                      52.1                         53.9
Selling general and
  administrative expenses                       36.8                      41.9                         38.1
Research and development
  expenses                                       4.2                       4.9                          4.5
Operating income                                 8.1                       5.3                         11.3
Interest expense (income)                        6.8                      (0.5)                         7.1
Other non-operating income                      (0.6)                     (1.0)                        (0.9)
Net income before accounting change              1.2                       4.1                          3.1

The pro forma results are unaudited and reflect purchase accounting adjustments assuming the Acquisition occurred at the beginning of the period presented. Pro forma adjustments consist of cost savings associated with the workforce reduction program, implemented in August 1995, interest expense on borrowings utilized to finance the Acquisition, amortization of goodwill, financing and other acquisition costs and incremental depreciation expense on the additional value assigned to the property, plant and equipment to record these assets at their fair value at the Acquisition date. Certain reclassification have also been made to the 1994 results to be consistent with the current year presentation.

Revenue. Total revenue decreased by $2.2 million, or 1.7%, to $128.1 million for the six months ended December 31, 1995 from $130.3 million for the pro forma six months ended December 31, 1994. Domestic revenue which represented 67.9% of total revenue for the 1995 period, decreased by $0.9 million or 1.0% to $87.0 million from $87.9 million in pro forma 1994. The domestic revenue decrease resulted from a decline in sales of IPS products, reflecting generally weak market conditions and continued pressure from supplies-only competitor's manufacturers. Overall, AIS sales were essentially flat as continued growth in bar code supplies was offset by a decline in shipments of bar code machines due to temporary supplier delivery problems. International revenues decreased by $1.3 million, or 3.0% to $41.1 million in 1995 as a $2.8 million revenue decline in Mexico was partially offset by revenue growth in Europe. Overall, the U.S. dollar strengthened against the Company's various foreign currencies. The revenue decline in Mexico was due to the weak Mexican economy and devaluation of the peso. The revenue increase in Europe was due to growth in bar code sales and the currency translation effects of a weaker U.S. dollar in relation to European currencies.

Gross Profit. Total gross profit decreased by $4.8 million, or 8.9%, to $49.1 million for the six months ended December 31, 1995 from $53.9 million for the pro forma six months ended December 31, 1994. The gross profit margin decreased to 38.3% in 1995 from 41.4% for pro forma 1994 due to a higher cost of inventories sold during 1995 as the Company sold certain inventories which were valued at fair market value in accordance with purchase accounting at the Acquisition date. The charge to earnings, representing the excess of fair market value over replacement cost, during the six months ended December 31, 1995 was $4.5 million. This charge was primarily caused by a reduction of U.S. inventory quantities at December 31, 1995 in comparison to the Acquisition date as management began a program to reduce inventory quantities to improve liquidity.

The Company has also made significant changes to its Service Bureau during the last half of 1995. Such changes include increasing service bureau selling prices as well as implementing a stringent cost containment program. These changes increased gross profit by approximately $1.0 million between periods. Offsetting this improvement in margin, the Company experienced less cost savings from its workforce reduction program in 1995 in comparison to the pro forma 1994 results. The workforce reduction program began in August 1995 while the pro forma results assume that this event occurred at the beginning of the reporting period.

Selling, General and Administrative ("SG&A"). SG&A expenses declined $1.3 million, or 3.4%, to $36.8 million for the six months ended December 31, 1995 from $38.1 million for the pro forma six months ended December 31, 1994. SG&A expenses as a percentage of revenue decreased to 28.7% in 1995 compared to 29.2% for the pro forma 1994 results. The decrease in SG&A expenses is due primarily to the strengthening of the U.S. dollar in 1995 in comparison to certain foreign currencies offset slightly by the timing of the realization of the cost savings from the work force reduction program.

Research & Development ("R&D"). R&D expenses decreased by $0.3 million, or 6.7%, to $4.2 million for the six months ended December 31, 1995 from $4.5 million for the pro forma six months ended December 31, 1994. Pro forma 1994 R&D expenses were higher than 1995 due primarily to modifications to newly developed products.

Operating Income. Operating income decreased $3.2 million, or 28.3%, to $8.1 million for the six months ended December 31, 1995 from $11.3 million for the pro forma six months ended December 31, 1994. The decrease in 1995 operating income was due to higher inventory costs during the six month period ended December 31, 1995, as a result of purchase accounting described above, offset to some extent by lower SG&A expenses during this period.

Other Nonoperating Income. Other nonoperating income decreased $0.3 million, or 33.3%, in 1995 to $0.6 million from $0.9 million for the pro forma six months ended December 31, 1994. The 1994 pro forma nonoperating income includes a settlement that the Company received on a patent infringement claim.

Net Income. Net income declined by $1.9 million to $1.2 million for the six months ended December 31, 1995 from $3.1 million for the pro forma six months ended December 31, 1994. The decrease in net income between periods is primarily due to the higher costs of inventory sold discussed above which resulted from purchase accounting. The effective tax rate for the period decreased to 38.0% in 1995 from 39.3% in 1994 due to a higher percentage of the Company's earnings being recognized in countries with lower tax rates in 1995.

Six Months Ended June 29, 1995 Compared to Six Months Ended June 30, 1994

                                                           ACTUAL SIX              UNAUDITED SIX
($ in millions)                                           MONTHS ENDED              MONTHS ENDED
                                                         JUNE 29, 1995             JUNE 30, 1994
                                                         -------------             -------------
Revenue                                                    $126.4                    $116.6
Gross profit                                                 48.4                      47.6
Selling general and administrative expenses                  39.9                      38.6
Research and development expenses                             3.4                       3.6
Non-recurring charges                                         6.1                        -
Operating income (loss)                                      (1.1)                      5.4
Net income (loss) before accounting change                   (0.2)                      3.9

Revenue. Total revenue increased by $9.8 million, or 8.4%, to $126.4 million for the six months ended June 29, 1995 from $116.6 million for the six months ended June 30, 1994 due to an increase in sales of supplies and machines. Domestic revenue, which represented 68.9% of total revenue in 1995, increased by $8.8 million, or 11.3%, to $87.0 million in 1995 from $78.2 million in 1994. International revenue, which represented 31.1% of total revenue in 1995, increased by $1.0 million, or 2.5%, to $39.4 million in 1995 compared to $38.4 million in 1994.

Domestic revenue increased due to increased sales of supplies and machines. Domestic supplies sales increased by $3.6 million, or 7.6%, to $51.7 million in 1995 from $48.0 million in 1994. In 1994, sales of conventional supplies were adversely impacted by sales promotions conducted by the Company in the last quarter of 1993, which caused customers to increase their supplies purchases in that quarter and to reduce purchases of conventional supplies for the first six months of 1994. Sales of bar code supplies increased as a result of the continued growth in the Company's installed base of bar code printers. Domestic machines sales increased by $5.9 million, or 26.1%, to $28.4 million in 1995 from $22.5 million in 1994 due to higher sales of four new portable and handheld bar code printers introduced in late 1993 and early 1994, several large orders for table top printers and higher sales of conventional labelers due to due to lower sales in the first six months of 1994 resulting from the 1993 promotion discussed above.

The increase in international revenue was due to higher sales in the United Kingdom and France, partially offset by a revenue decline in Mexico reflecting the devaluation of the Mexican peso.

Gross Profit. Total gross profit increased by $0.8 million, or 1.7%, to $48.4 million for the six months ended June 29, 1995 from $47.6 million for the six months ended June 30, 1994. Gross profit margin decreased to 38.3% in 1995 from 40.8% in 1994. Domestic gross profit increased by $1.0 million, or 3.0%, to $33.7 million in 1995 from $32.7 million in 1994. Domestic gross profit margin decreased to 38.7% in 1995 from 41.8% in 1994. The decrease in domestic gross profit margin was attributable to: (i) a change in product mix toward bar code products, which generate lower gross profit margins than conventional products;
(ii) a decline in bar code printer prices due to increased competitive pressures in the industry; and (iii) an increase in paper prices. The Company has implemented price increases for its supplies to substantially offset the paper price increase.

International gross profit decreased by $0.2 million, or 1.6%, to $14.7 million in 1995 from $14.9 million in 1994. International gross margin decreased to 37.3% in 1995 from 38.9% in 1994. The reduction in international gross profit margin was due to increased costs resulting from the higher paper prices discussed above.

Selling, General and Administrative ("SG&A"). SG&A expenses increased $1.3 million, or 3.4%, to $39.9 million for the six months ended June 29, 1995 from $38.6 million for the six months ended June 30, 1994 due to translation of European subsidiaries' expenses at a weaker dollar exchange rate and higher sales commissions and ordinary salary and benefits increases. In 1994, SG&A expenses included a $1.2 million charge relating to severance costs associated with a reduction in the Company's domestic sales force. SG&A expenses as a percentage of total revenue decreased to 31.6% in 1995 from 33.1% in 1994 due to the increase in total revenue.

Nonrecurring charges for adjustments to operating items. In connection with the preparation of the Closing Balance Sheet, the Company identified approximately $6.1 million of nonrecurring adjustments to operating reserves for the six months ended June 29, 1995, including adjustments for excess and obsolete inventories, warranty, sales returns and workers compensation, among others. See
Note 1 to the Consolidated Financial Statements as of and for the six months ended June 29, 1995.

Operating Income. Operating income decreased $6.5 million for the six months ended June 29, 1995 to a loss of $1.1 million compared to a profit of $5.4 million for the six months ended June 30, 1994 due to the nonrecurring charges discussed above. Excluding these nonrecurring charges, operating income would have decreased $0.4 million, or 7.4%, to $5.0 million for the 1995 six month period primarily as a result of the decrease in domestic and international gross profit margin discussed above.

Accounting Change. The Company began a new method of accounting for post-employment benefits effective January 1, 1994 in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits ("SFAS 112"). SFAS 112 requires post-employment benefits to be recognized on the accrual basis of accounting. The effect of adopting SFAS 112 was a one-time non-cash, after-tax charge of $3.5 million (net of approximately $2.2 million of income taxes) during 1994.

LIQUIDITY AND CAPITAL RESOURCES

($ in millions)                 AS OF OR FOR THE    AS OF OR FOR THE                        AS OF OR FOR THE
                                 TWELVE MONTHS      SIX MONTHS ENDED    AS OF OR FOR THE     TWELVE MONTHS
                                 ENDED DECEMBER         DECEMBER        SIX MONTHS ENDED     ENDED DECEMBER
                                     31, 1996           31, 1995          JUNE 29, 1995          31, 1994
                                  --------------      ------------      -----------------   ----------------

Net cash provided                     $.3                $16.7                $1.2                $.8
Working capital                      58.2                 49.3                48.0                46.6
Long-term debt (2)                  100.3                100.3                0.4                 0.6
Capital expenditures                  8.9                 3.0                 3.7                 6.8
Debt-to-capital ratio (1)             72%                 77%                  NA                  NA
----------------------

(1) Debt-to-capital ratio represents long-term debt as a percentage of the sum of long-term debt and stockholder's equity.
(2) Long-term debt as of December 31, 1996 and 1995 includes $100 million of long term debt issued in connection with the Acquisition and $0.3 million worth of certain capital leases.

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

Comparisons of the Company's cash flows for the twelve months ended December 31, 1996 and the six months ended December 31, 1995 to prior periods may not be meaningful due to the Acquisition. At December 31, 1996, the Company had cash of $18.2 million and working capital of $58.2 million. For the twelve months ended December 31, 1996, the Company had net cash flows of $.3 million. Cash provided by operating activities was $15.7 million which was offset by cash utilized for capital expenditures of $8.9 million and repayment of the borrowings on the revolving credit facility of $6.7 million. Capital expenditures were primarily related to improvements in production machinery and computer equipment. Changes in the components of working capital used $.8 million of cash.

For the six months ended December 31, 1995, the Company had net cash flows of $16.7 million due primarily to $17.6 million of cash provided by operating activities. Changes in the components of working capital provided $7.3 million of cash. The main component of the cash provided by working capital was a $10.0 million inventory reduction. Approximately $5.5 million of the reduction was due to management's efforts to reduce inventory quantities at standard costs while the remaining $4.5 million reduction was due to the inclusion in cost of goods sold of the excess of fair value of inventories over replacement costs (as a result of purchase accounting) for inventories which were sold during the period.

For the six months ended June 29, 1995, the Company had net cash flows of $1.2 million. Cash provided by operating activities was $5.0 million which was offset by cash utilized for capital expenditures of $3.7 million. Changes in the components of working capital provided $8.7 million of cash. The major contributor to the changes in working capital was a $6.8 million increase in accrued liabilities.

In 1994, the Company had net cash flows of $0.8 million. The decrease in cash flows is due to $11.4 million less cash flows from operating activities in 1994. Changes in the components of working capital resulted in a $5.9 million reduction of cash in 1994. The largest component of this decrease in cash provided was due to changes in inventory levels ($6.0 million increase).

The Company's debt service requirements consist of payments of interest on the $100 million of long term notes aggregating $12.5 million per year. The Company's long term notes mature in 2003, at which time the Company will be obligated either to repay or refinance all outstanding borrowings. In March 1997, the Company's revolving credit facility was terminated.

On March 13, 1997, the Company commenced a cash tender offer for 100% of Monarch's 12.5% long-term notes due 2003. The redemption price has been set at the greater of $1,167.50 for each $1,000 of the principal or the present value of the notes determined on the basis of 75 basis points above the yield on the 6.75% U.S. Treasury Note due June 30, 1999. The Company's offer will expire at 12:00 a.m. midnight EST on April 10, 1997 unless extended. Management believes this redemption will permit the Company's debt to be financed at a lower cost.

The Company is highly leveraged. Debt service requirements associated with the borrowings under the revolving credit facility and the long term notes have increased the Company's liquidity requirements. Based on current operations and anticipated improvements in operating performance, the Company believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be sufficient to carry on its business and to meet its debt service and other liquidity requirements. If the Company is unable to generate sufficient cash flow from operations in the future to meet the principal and interest obligations on its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations, or seeking to raise additional material amounts of long-term debt or equity capital, although the Company has no present intention of doing so in the near future. The Company's ability to incur additional indebtedness is restricted by the indenture governing the notes (the "Indenture") and the revolving credit facility. In addition, there can be no assurance that any of these actions could be effected on satisfactory terms, on terms that would enable the Company to continue to satisfy its capital requirements or on terms that would be permitted by the provisions of existing or future debt agreements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company are included as a separate section of this annual report on Form 10-K.

The Consolidated Financial Statements of the Company as of and for the year ended December 31, 1996, six months ended December 31, 1995 and the six months ended June 29, 1995, included elsewhere herein, have been audited by Arthur Andersen, LLP, whose report thereon is included elsewhere herein. The Consolidated Financial Statements of the Company as of and for the twelve months ended December 31, 1994 have been audited by Price Waterhouse, LLP ("Price Waterhouse"), whose unqualified report thereon was included in the Company's Registration Statement on Form S-4 (File No. 33-95470), as filed with the Securities and Exchange Commission (the "Commission") on August 7, 1995, and in amendments 1-4 thereto. The Consolidated Financial Statements of the Company as of December 31, 1994 and for the year ended December 31, 1994 were prepared in connection with the sale of the Company by Pitney Bowes. In its report relating to such financial statements, Price Waterhouse indicated that the financial statements were prepared to present the net assets of the Company to be sold and the related operations and cash flows and were not intended to be a complete presentation of the Company's assets, operations and cash flows. See Note 1 of Notes to Consolidated Financial Statements as of and for each the year ended December 31, 1994. Price Waterhouse also indicated in such report that the Company had adopted a new accounting standard for post-employment benefits in 1994. See Note 9 of Notes to Consolidated Financial Statements as of and for the year ended December 31, 1994. Price Waterhouse has declined the Company's request for permission to use its audit report in this Annual Report on Form 10-K and, as a result, the Consolidated Financial Statements of the Company as of and for the year ended December 31, 1994, included herein, do not include Price Waterhouse's audit report.

The Company and Pitney Bowes are engaged in a dispute relating to a purchase price adjustment in connection with the Acquisition. The Company believes that the determination by Price Waterhouse not to grant permission to the Company for the use of its audit report is based upon the unresolved differences that are the subject of the dispute.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's past two fiscal years, no independent accountant who was engaged as the principal accountant to audit the Company's financial statements has resigned or was dismissed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not required as the registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K for a reduced disclosure format.

ITEM 11.  EXECUTIVE COMPENSATION.

Not required as the registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K for a reduced disclosure format.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Not required as the registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K for a reduced disclosure format.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not required as the registrant meets the conditions set forth in General Instructions I (1) (a) and (b) of Form 10-K for a reduced disclosure format.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K.

(a)  1.  Financial Statements

Consolidated Financial Statements as of and for the Year Ended December 31, 1996 and Six Months Ended December 31, 1995
-  Report of Independent Public Accountants
-  Consolidated Balance Sheets as of December 31, 1996 and 1995
- Consolidated Statements of Operations for the Twelve Months Ended December 31, 1996 and the Six Months Ended December 31, 1995
- Consolidated Statements of Stockholder's Equity for the Twelve Months Ended December 31, 1996 and the Six Months Ended December 31, 1995
- Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 1996 and the Six Months Ended December 31, 1995
-  Notes to the Consolidated Financial Statements

Consolidated Financial Statements as of and for the Six Months Ended June 29,
1995
-  Report of Independent Public Accountants
-  Consolidated Balance Sheet as of June 29, 1995
-  Consolidated Statement of Operations for the Six Months Ended June 29, 1995
-  Consolidated Statement of Cash Flows for the Six Months Ended June 29, 1995
-  Notes to the Consolidated Financial Statements

Consolidated Financial Statements as of and for the Year Ended December 31, 1994 (Unaudited)
-  Consolidated Balance Sheet as of December 31, 1994
-  Consolidated Statement of Operations for the Year Ended December 31, 1994
-  Consolidated Statement of Cash Flows for the Year Ended December 31, 1994
-  Notes to the Consolidated Financial Statements

2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the Year Ended December 31, 1994, for the Six Months Ended June 29, 1995 and December 31, 1995 and the for the Year Ended December 31, 1996

3.   Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONARCH MARKING SYSTEMS, INC.                 MONARCH MARKING SYSTEMS, INC.

By   /s/ JOHN W. PAXTON                       By   /s/ JEFFREY S. SINK
  ----------------------------------            --------------------------------
  John W. Paxton                                Jeffrey S. Sink
  President and Chief Executive Officer         Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                                  Title                                    Date
     ----------                                  -----                                    ----

     /s/ JOHN W. PAXTON                          President and Chief
-----------------------------                    Executive Officer (Principal
     John W. Paxton                              Executive Officer)
                                                 Director                                 March 26, 1997

     /s/ JEFFREY S. SINK                         Vice President, Finance
-----------------------------                    (Principal Financial and Accounting      March 26, 1997
     Jeffrey S. Sink                             Officer)

     /s/ ARTHUR HERSHAFT                         Director                                 March 26, 1997
-----------------------------
     Arthur Hershaft

     /s/ VICTOR HERSHAFT                         Director                                 March 26, 1997
-----------------------------
     Victor Hershaft

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      AS OF

                           DECEMBER 31, 1996 AND 1995

                                  TOGETHER WITH

                                AUDITORS' REPORT

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Stockholders of Monarch Marking Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of MONARCH MARKING SYSTEMS, INC. (a Delaware Corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the twelve months ended December 31, 1996 and for the six months ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Marking Systems, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the twelve months ended December 31, 1996 and for the six months ended December 31, 1995, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

Dayton, Ohio,

January 31, 1997 (except with respect to the subsequent event discussed in Note 15, as to which the date is March 3, 1997)

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                        AS OF DECEMBER 31, 1996 AND 1995

                                 (In Thousands)

                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                       1996               1995
                                                                                   ------------       ------------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents (Notes 2, 5, and 11)                                 $   18,170        $   17,889
     Accounts receivable, net of allowance for doubtful
         accounts of $3,631 and $3,945 at December 31, 1996
         and 1995, respectively (Notes 3, 4, 5, and 11)                                 41,532            40,164
     Inventories (Notes 2 and 5)-
         Raw materials and work in process                                              20,198            22,984
         Supplies and service parts                                                      6,244             6,425
         Finished goods                                                                 14,323            13,990
     Prepaid income taxes (Notes 2 and 7)                                                  736             2,737
     Prepayments and other current assets (Note 2)                                       2,798             3,015
                                                                                     ---------         ---------
                  Total current assets                                                 104,001           107,204
                                                                                     ---------         ---------

PROPERTY, PLANT AND EQUIPMENT (Note 2):
     Land and land improvements                                                          3,380             3,353
     Buildings and building improvements                                                18,282            18,157
     Machinery and equipment                                                            63,935            61,007
     Furniture and fixtures                                                              6,015             5,517
     Leasehold improvements                                                              2,825             2,477
     Rental equipment                                                                      729               917
     Assets held under capital leases                                                      713               348
     Construction in progress                                                              934             1,696
                                                                                     ---------         ---------
                                                                                        96,813            93,472
     Accumulated depreciation                                                          (53,356)          (49,817)
                                                                                     ---------         ---------
     Property, plant and equipment, net                                                 43,457            43,655
                                                                                     ---------         ---------

GOODWILL (Note 2)                                                                       27,891            28,153

FINANCING AND ACQUISITION FEES (Note 2)                                                  7,856             7,938

OTHER INTANGIBLE ASSETS (Note 2)                                                         3,600             3,866

OTHER NON-CURRENT ASSETS                                                                 3,549             3,030
                                                                                     ---------         ---------

                  Total assets                                                       $ 190,354         $ 193,846
                                                                                     =========         =========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                        AS OF DECEMBER 31, 1996 AND 1995

                                 (In Thousands)

                                                                                 DECEMBER 31,        DECEMBER 31,
                                                                                    1996                 1995
                                                                                 ------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
     Short-term borrowings (Notes 5 and 11)                                        $        -         $   6,734
     Current portion of capital lease obligations (Note 10)                             129                 117
     Accounts payable and overdrafts (Note 11)                                        9,871              10,712
     Advance billings (Note 2)                                                        5,876               6,070
     Deferred income tax liabilities (Notes 2 and 7)                                  1,554               2,550
     Other current liabilities -
         Accrued interest                                                             6,250               6,319
         Accrued salaries, wages, vacation pay, commissions and bonus
                                                                                      9,526               8,976
         Income and other taxes (Note 2)                                              4,377               4,070
         Reorganization                                                               1,110               4,600
         Other                                                                        7,151               7,730
                                                                                   --------            --------
                  Total current liabilities                                          45,844              57,878

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Notes 5, 10 and 11)                   100,258             100,352

POSTEMPLOYMENT BENEFITS LIABILITY (Note 2)                                            5,075               5,662
                                                                                   --------            --------
                  Total liabilities                                                 151,177             163,892
                                                                                   --------            --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 6):
     Common stock, $.01 par value; 1,000 shares authorized,
       1,000 shares issued and outstanding                                                -                   -
     Paid-in capital                                                                 30,606              30,303
     Cumulative translation adjustment (Note 2)                                      (1,070)             (1,558)
     Retained earnings                                                                9,641               1,209
                                                                                   --------            --------
                  Total stockholders' equity                                         39,177              29,954
                                                                                   --------            --------

                  Total liabilities and stockholders' equity                       $190,354            $193,846
                                                                                   ========            ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND
                     THE SIX MONTHS ENDED DECEMBER 31, 1995
           (In Thousands, except number of shares and per share data)

                                                                                   TWELVE MONTHS          SIX MONTHS
                                                                                       ENDED                  ENDED
                                                                                    DECEMBER 31,          DECEMBER 31,
                                                                                        1996                   1995
                                                                                   -------------         -------------
NET SALES (Note 2, 3, and 4)                                                         $ 259,245             $ 128,123

COST OF GOODS SOLD                                                                     147,273                79,008
                                                                                    ----------           -----------

            Gross Profit                                                               111,972                49,115


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            76,700                36,793

RESEARCH AND DEVELOPMENT EXPENSES                                                        9,967                 4,171
                                                                                    ----------           -----------

            Operating income                                                            25,305                 8,151

INTEREST EXPENSE, NET                                                                   13,164                 6,830

OTHER NONOPERATING INCOME, NET                                                            (904)                 (628)
                                                                                    ----------           -----------

            Income before provision for income taxes                                    13,045                 1,949

PROVISION FOR INCOME TAXES (Notes 2 and 7)                                               4,613                   740
                                                                                    ----------           -----------

            Net income (Note 6)                                                     $    8,432           $     1,209
                                                                                    ----------           -----------

            Weighted average number of shares (Notes 2 and 6)                            1,048                 1,000
                                                                                    ----------           -----------

            Earnings per share (Notes 2 and 6)                                      $    8,046           $     1,209
                                                                                    ==========           ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)

                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND
                     THE SIX MONTHS ENDED DECEMBER 31, 1995

                                 (In Thousands)

                                                          CUMULATIVE
                                  COMMON       PAID-IN    TRANSLATION    RETAINED
                                   STOCK       CAPITAL    ADJUSTMENT     EARNINGS      TOTAL
                                  -------     --------    -----------   ----------    --------

STOCKHOLDERS' EQUITY at
  June 30, 1995                   $     -     $ 30,303     $      -      $      -     $ 30,303

     Net income                         -            -            -         1,209        1,209

     Translation adjustment             -            -       (1,558)            -       (1,558)
                                  -------     --------     --------      --------     --------

STOCKHOLDERS' EQUITY at
  December 31, 1995                     -       30,303       (1,558)        1,209       29,954

     Net income                         -            -            -         8,432        8,432

     Issuance of common stock           -          303            -             -          303

     Translation adjustment             -            -          488             -          488
                                  -------     --------     --------      --------     --------

STOCKHOLDERS' EQUITY at
  December 31, 1996               $     -     $ 30,606     $ (1,070)     $  9,641     $ 39,177
                                  =======     ========     ========      ========     ========





           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND
                     THE SIX MONTHS ENDED DECEMBER 31, 1995
                                 (In Thousands)

                                                                                 TWELVE MONTHS        SIX MONTHS
                                                                                     ENDED               ENDED
                                                                               DECEMBER 31, 1996   DECEMBER 31, 1995
                                                                               -----------------   -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $    8,432          $     1,209
     Adjustments to reconcile net income to net cash provided
       by operating activities-
         Depreciation and amortization                                                12,121                5,449
         Deferred income tax provision                                                  (982)               2,828
         Other, net                                                                   (3,014)                 879
     Changes in components of working capital-
           Increase in receivables                                                    (1,368)              (2,131)
           Decrease (increase) in prepaid income taxes                                 2,001               (2,737)
           Decrease in inventories                                                     2,634               10,025
           Decrease in prepayments and other current assets                              217                   15
           Decrease in accounts payable and overdrafts                                  (841)              (1,963)
           (Decrease) increase in advance billings                                      (194)                 806
           (Decrease) increase in other current liabilities                           (3,281)               3,246
                                                                                   ---------           ----------
                  Net cash provided by operating activities                           15,725               17,626
                                                                                   ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                                                (8,868)              (2,969)
                                                                                   ---------           ----------
                  Net cash used in investing activities                               (8,868)              (2,969)
                                                                                   ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash contributed by stockholders                                                    303                3,493
     Repayments on revolving credit facility                                          (6,734)              (1,277)
     Repayments of capital lease obligations                                             (82)                 (16)
                                                                                   ---------           ----------
                  Net cash  (used in) provided by financing activities                (6,513)               2,200
                                                                                   ---------           ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (63)                (168)
                                                                                   ---------           ----------

                  Net increase in cash and cash equivalents                              281               16,689

CASH AND CASH EQUIVALENTS, beginning of period                                        17,889                1,200
                                                                                   ---------           ----------

CASH AND CASH EQUIVALENTS, end of year                                             $  18,170           $   17,889

SUPPLEMENTAL CASH FLOWS INFORMATION:

     Cash paid for interest                                                        $  13,051           $      310

     Cash paid for income taxes                                                    $   3,214           $      925
                                                                                   =========           ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

              (Dollars in Thousands, except as otherwise indicated)

(1)    The Company-
       -----------

       Monarch Marking Systems, Inc. (the "Company") operates in the United States, Australia, Canada, France, Germany, Hong Kong, Mexico, Singapore and the United Kingdom. The Company is a manufacturer and marketer of marking equipment and supplies. The Company also sells, directly and through distributors, marking equipment and supplies in 75 other countries around the world. The Company manufactures, markets and distributes (i) tabletop label dispensers and handheld, mechanical labeling guns which print pressure-sensitive price and other identification labels and affix them onto merchandise for retailers and
       (ii) electronic bar code printers which are used in a wide range of retail and industrial applications, including inventory management and distribution systems. The Company also manufactures and markets supplies used in both its conventional labelers and bar code printers and provides extensive service to its installed base of machines. The Company's products are utilized in both retail and industrial applications.

       On June 29, 1995, the Company was acquired by and merged with Monarch Acquisition Corp. (the "Acquisition"). Prior to this date, the Company was operated as a wholly owned subsidiary of Pitney Bowes Inc. ("Pitney Bowes"). Certain assets and liabilities not integral to the business, including certain real property, intercompany accounts with Pitney Bowes and its subsidiaries, certain cash accounts, investments in affiliates, intercompany loans, certain income taxes payable and the base material business, were retained by Pitney Bowes upon sale of the Company.

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

       The Omnibus Purchase Agreement between the Company and Pitney Bowes relating to the Acquisition (the "Omnibus Purchase Agreement") provided for an adjustment to the purchase price under certain circumstances. The Company advised Pitney Bowes that it believed it was entitled to a purchase price adjustment in its favor, and Pitney Bowes similarly advised the Company that it believed it was entitled to a purchase price adjustment in its favor. This dispute was referred to an arbitrator for settlement; the arbitrator concluded that a decrease in the purchase price of $11.2 million was warranted. Pitney Bowes has commenced legal action to overturn this award. In January 1997, the court confirmed this award. Pitney Bowes has commenced legal action to appeal this decision. The Company intends to vigorously pursue its right to this purchase price adjustment.

       The following table summarizes the allocation of the purchase price to the assets and liabilities acquired. Due to the litigation described above, the Company has not yet revised the allocation of the purchase price to reflect the arbitration settlement.

              Allocation of purchase price:
                   Current assets                                                                   $101,231
                   Property, plant and equipment, net                                                 41,960
                   Goodwill, financing fees & other intangible assets                                 43,322
                   Other non-current assets                                                            2,315
                   Severance and other organization costs                                             (9,181)
                   Liabilities assumed                                                               (41,347)
                                                                                                    --------
                                Total purchase price                                                $138,300
                                                                                                    ========

(2)    Summary of Significant Accounting Policies-
       ------------------------------------------

       (a) CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Monarch Marking Systems, Inc. and its wholly owned subsidiaries ("the Company"). All significant intercompany transactions have been eliminated.

       (b) USE OF ESTIMATES--In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management has made, where necessary, estimates and judgments based on currently available information that affect certain of the amounts reflected in the consolidated financial statements. Actual results could differ from those estimates. Reserves which require the use of estimates consist of the following: sales returns and allowances, inventory obsolescence, self-funded workers' compensation and medical claims and warranty obligations, among others.

       (c) CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with an initial maturity of three months or less.

       (d) INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for U.S. inventories (76% of total inventories) and the first-in, first-out (FIFO) method for non-U.S. inventories. Cost also includes approximately $11,825 as of December 31, 1996 related to the "fair value write-up" of inventories at the Acquisition Date.

              At December 31, 1996, the Company had a LIFO reserve of $476. In addition, there are reserves in the amount of approximately $3,622 and $7,500 to reduce inventory carrying costs to net realizable value at December 31, 1996 and 1995, respectively.

       (e) FIXED ASSETS AND DEPRECIATION--Property, plant and equipment are stated at historical cost. For assets acquired at the Acquisition Date, historical cost represents the allocated purchase accounting values at such date. The Company's property, plant and equipment are depreciated using the straight-line method over the useful lives of the various assets. Estimated useful lives of the Company's property, plant and equipment are as follows:

                     Land improvements                            10 years
                     Buildings                                  5-25 years
                     Building improvements                        10 years
                     Machinery and equipment                    3-10 years
                     Tooling                                    3-10 years
                     Data processing equipment                   3-5 years
                     Furniture and fixtures                     3-10 years

              Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms.

       (f) RENTAL ARRANGEMENTS AND ADVANCE BILLINGS--The Company rents equipment to its customers under short-term rental agreements, generally for periods of three months to three years. Charges for equipment rental and maintenance contracts are billed in advance; the related revenue is included in advance billings and included in the Company's operating results as earned.

       (g) REVENUE RECOGNITION AND PRODUCT WARRANTY--Sales revenue is recognized when a product is shipped. Service revenue is recognized over the life of service agreements. Anticipated warranty costs are provided for when the associated product is shipped.

       (h) ADVERTISING COSTS--The Company expenses the costs of advertising as incurred except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of catalogs which are published semi-annually. At December 31, 1996 and 1995, the Company reported $153 and $236, respectively, of advertising costs as capitalized assets. These capitalized costs are amortized over the six month period following the catalog's publication. Advertising costs expensed were $2,062 for the twelve months ended December 31, 1996 and $800 for the six months ended December 31, 1995.

       (i) FOREIGN EXCHANGE CONTRACTS--The Company periodically enters into contracts to buy certain foreign currencies to hedge against losses on U.S. dollar denominated inventory purchases by its foreign subsidiaries. These transactions are firmly committed transactions. Accordingly, the gains and losses associated with these instruments are deferred until the underlying transactions are recognized. At December 31, 1996, the Company had forward contracts outstanding to sell French francs and pounds sterling for an equivalent U.S. dollar value of $900 and $1,887, respectively. These forward contracts mature through December 1997.

       (j) INCOME TAXES--The Acquisition has been treated as a purchase for the purposes in most countries in which the Company operates, except for France and the United Kingdom.

              The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The Company's deferred income taxes result principally from expenses not currently recognized for tax purposes, additional inventory deductions for taxes purposes not recognized for book purposes and the excess of tax over book depreciation. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting purposes.

              It has not been necessary to provide for income taxes on approximately $6,000 of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $300 as of December 31, 1996.

       (k) FOREIGN CURRENCY TRANSLATION--The Company complies with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" for translating foreign currency denominated financial statements in reporting its consolidated financial position. The functional currency of the Company's non-U.S. operations are their respective local currencies. Accordingly, assets and liabilities of operations outside the U.S. are translated at currency rates in effect at the end of the period, and revenues and expenses are translated at average currency rates during the period. Net cumulative translation adjustments are recorded as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

       (l) GOODWILL, FINANCING AND ACQUISITION FEES, AND OTHER INTANGIBLE ASSETS--The Company amortizes goodwill on a straight-line basis over forty years, financing fees on a straight-line basis over the life of the related debt (three to eight years) and other intangible assets (primarily customer lists) on a straight-line basis over approximately seven years. Accumulated amortization of goodwill and other capitalized costs (including intangible assets) was $3,975 and $1,175 at December 31, 1996 and 1995, respectively.

       (m) POSTEMPLOYMENT BENEFITS--The Company accrues for postemployment benefits as these benefits are earned by employees. Postemployment benefits consist of Company provided medical benefits to disabled employees and life insurance, disability and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. In 1996, a 11% increase in cost of health care benefits was assumed. This rate was assumed to decrease to 5% for 2002 and remain at that level thereafter. The weighted average discount rate used was 7% at December 31, 1996.

       (n) EARNINGS PER SHARE--Earnings per share are based upon the weighted average number of common shares outstanding during the year and include the dilutive effect of stock options. Primary and fully diluted earnings per share are the same.

       (o) SFAS 121 - "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"--In January 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 121 establishes standards which require the Company to compare the undiscounted future cash flows from the use and ultimate disposition of its long-lived tangible and intangible assets to their carrying amounts in order to determine whether an impairment exists. The adoption of SFAS 121 did not have a material impact on the Company's consolidated financial statements.

       (p) SFAS 123 - "ACCOUNTING FOR STOCK-BASED COMPENSATION"--The Company has elected to account for the cost of its stock options utilizing the intrinsic value method prescribed in APB Opinion No. 25 as allowed by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for stock options as all stock options were granted at prices which reflect fair market value, as defined in the Plan, at the grant date. The pro forma disclosures required by SFAS 123 are presented in Note 6.

       (q) NONCASH TRANSACTIONS--On December 8, 1995, the Company redeemed $100 million of privately-held borrowings and issued $100 million of publicly-traded debt pursuant it to Form S-4 registration statement previously filed with the Securities and Exchange Commission.

 (3)   Concentrations of Credit Risk-
       -----------------------------

       A significant portion of the Company's sales are to customers in the retail industry. The Company generally extends credit to these customers and, therefore, collection of these receivables is affected by conditions or occurrences within the retail industry. No single customer accounted for greater than 10% of the Company's receivables or net sales as of or during the periods ended December 31, 1996 or 1995.

(4)    Related Party Transactions-
       --------------------------

       In connection with the Acquisition, the Company and Pitney Bowes entered into certain agreements which require, among other things, for Pitney Bowes to provide certain administrative services to the Company for a period of time following the Acquisition, the continued purchase by Pitney Bowes of bar code printers from the Company, and the purchase by the Company of ink and ink rollers from Pitney Bowes. The purchase commitments have a minimum term of five years and automatically renew for twelve month periods unless six months notice is given by either party. Sales to Pitney Bowes amounted to $8,378 during the twelve months ended December 31, 1996 and $3,728 during the six months ended December 31, 1995. In addition, the Company had accounts receivable from Pitney Bowes of $2,476 and $2,750 as of December 31, 1996 and 1995, respectively. Purchases from Pitney Bowes were $787 for the twelve months ended December 31, 1996 and $948 for the six months ended December 31, 1995. Accounts payable to Pitney Bowes were not material at either December 31, 1996 or 1995.

       At December 31, 1996, the Company held notes receivable totaling $550 from the President of the Company. These notes bear interest at rates of 5.9% and 7.5% and will mature on December 31, 1997 and June 14, 1998. At December 31, 1996, the Company also held a note receivable of $200 from another member of management. This note bears interest at a rate of 7.05% and will mature in equal installments on February 15, 1997 and February 15, 1998. These notes related primarily to relocating their residences to Ohio. These notes have been classified in accounts receivable and other non-current assets in the accompanying Consolidated Balance Sheets.

(5)    Debt-
       ----

       The Company and its Canadian subsidiary maintain a Revolving Credit Facility. The Revolving Credit Facility permits borrowings in an amount not to exceed the lesser of $25,000 or the "Borrowing Base", as defined in the Revolving Credit Facility to include a stated percentage of certain of the Company's inventories and accounts receivable. Borrowings under the revolving credit agreement bear interest at a rate equal to Bankers Trust Company's U.S. or Canadian prime rate plus 1.5%. In 1996, the maximum and average borrowings were $6,051 and $4,495, respectively. The weighted average interest rate on these borrowings 9.37% in 1996 and 8.0% in 1995. The revolving credit agreement expires on June 30, 1998. At December 31, 1996, the Company had no borrowings outstanding under this agreement.

       The Company's long-term debt consists of $100,000 of Unsecured Senior Notes which bear interest at a fixed rate of 12.5%. Repayment of these Senior Notes is due in 2003. The notes may be prepaid by the Company at 106.25% of their principal amount.

       The Company's Unsecured Senior Notes and Revolving Credit Facility include provisions which limit total consolidated indebtedness, require the maintenance of minimum amounts of working capital and net worth and of certain financial ratios, restrict payment of cash dividends by the Company, restrict investments, restrict cash on hand when there are borrowings outstanding under the revolving credit agreement and require approval for amendments to material contracts.

(6)    Stock Based Compensation Plans-
       ------------------------------

       During 1996, the Company adopted a stock option plan (Option Plan) which retroactively granted stock options to certain executives in 1995. The Company accounts for the Option Plan under APB Opinion No. 25, and no compensation cost has been recognized as all stock options have an exercise price which equal or exceeded fair market value at their date of grant. Fair market value of the company's stock is defined in the Option Plan as 6.5 times earnings before interest, taxes, depreciation and amortization (EBITDA) less net borrowings.

       Had compensation cost for the Option Plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                    Twelve Months
            (In thousands, except per                                   Ended                Six Months Ended
                   share data)                                     December 31, 1996         December 31, 1995
         -----------------------------                             -----------------         -----------------

         Net income                       As reported                   $8,432                     $1,209
                                          Pro forma                      8,135                      1,147
         Earnings Per Share               As reported                    8,042                      1,209
                                          Pro forma                      7,762                      1,147

       The Company has reserved 87.5 shares of common stock for issuance under the Option Plan. At December 31, 1996, options have been granted which are convertible into 80 shares of common stock. The options vest over a five year period and expire after ten years.

       Following is a summary of the Company's stock options at December 31, 1996 and 1995, and the changes during the periods then ended:

                                            1996                             1995
                                  -------------------------         -----------------------
                                                  WEIGHTED                        WEIGHTED
                                                  AVERAGE                         AVERAGE
                                                  EXERCISE                        EXERCISE
    (Options in thousands)         OPTIONS         PRICE            OPTIONS         PRICE
----------------------------      ---------      ----------         ---------     ---------

Outstanding at beginning of year     400            $ 3.29               0          $   -
Granted                              475             12.06             400           3.29
Exercised                              0                 -               0              -
Forfeited/Expired                      0                 -               0              -
Outstanding at end of year           875              8.05             400           3.29
Exercisable at end of year           239              4.29             100           3.29
                                  ========       ===========         ========    ===========
Weighted average fair value of
   options granted                 $   2.18
                                  ==========

       At December 31, 1996, 425 of the outstanding options have an exercise price of $3.29 with a remaining contractual life of approximately 9 years. Approximately 208 of these options are exercisable. The remaining 450 options have exercise prices between $9.00 and $16.00, with a weighted average exercise price of $12.55 and a weighted average remaining contractual life of 9.7 years. Only 31 of these options are exercisable; their weighted average exercise price is $10.97.

       The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                  Dividend yield                   0%
                  Risk-free interest rates         6.07 - 7.11%
                  Expected lives                   10 years

       Effective December 20, 1996, Paxar Corporation, which already owned 49% of the Company, announced that it had reached an agreement to purchase all of the Company's common stock owned by the other shareholders. Under the terms of this agreement, the Company's outstanding stock option will be converted to Paxar stock options.

 (7)   Taxes on Income-
       ---------------

       The provision for income taxes consists of the following:

                                                                       TWELVE MONTHS ENDED             SIX MONTHS ENDED
                                                                        DECEMBER 31, 1996              DECEMBER 31, 1995
                                                                        -----------------              -----------------

        Currently payable:
             U.S. federal                                                    $  3,474                      $ (2,192)
             U.S. state and local                                                 130                          (545)
             Outside the U.S.                                                   1,991                           649
                                                                          ----------------              ----------------
                 Total current                                                  5,595                        (2,088)
                                                                          ----------------              ----------------

        Deferred:
             U.S. federal                                                         (70)                        2,342
             U.S. state and local                                                  (4)                          348
             Outside the U.S.                                                    (908)                          138
                                                                          ----------------              ----------------
                 Total deferred                                                  (982)                        2,828
                                                                          ----------------              ----------------
                 Total provision for income taxes                            $  4,613                      $    740
                                                                          ================              ================

       Net deferred tax assets (liabilities) consisted of the following:

                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                     1996                1995
                                                                               ----------------     ---------------
        Current deferred taxes:
             Inventory step-up                                                     $(4,780)            $ (5,068)
             Severance                                                              (2,797)              (1,849)
             Vacation and other employee benefits                                    1,739                1,623
             Sales returns & allowances and warranty                                 1,119                1,138
             Inventory cost capitalization                                            377                   457
             Foreign                                                                 1,487                  739
             Other                                                                   1,301                  410
                                                                               ----------------     ---------------
             Net current deferred income tax liabilities                            (1,554)              (2,550)
                                                                               ----------------     ---------------

        Non-current deferred taxes:
             Depreciation                                                             (305)                 312
             Post employment benefits other than pensions                                9                  106
             AMT credit carryforwards                                                  700               -
                                                                               ----------------     ---------------
             Net non-current deferred tax assets                                       404                  418
                                                                               ----------------     ---------------
             Net deferred income tax liabilities                                   $(1,150)            $ (2,132)
                                                                               ================     ===============

       A reconciliation of the U.S. federal statutory tax rate to the Company's effective tax rate for the twelve months ended December 31, 1996 and the six months ended December 31, 1995 is as follows:

                                                                                      1996              1995
                                                                                 -------------       -----------
        Provision for income taxes at federal statutory rate                          35.0%             35.0%
        Increase (decrease) in taxes resulting from-
             State and local income taxes, net of federal benefit                      1.8               5.0
             Other                                                                    (1.4)             (2.0)
                                                                                 -------------       -----------
        Effective income tax rate                                                     35.4%             38.0%
                                                                                 =============       ===========

(8)    Retirement Plans-
       ----------------

       The Company provides retirement benefits to eligible employees in the U.S. through a defined contribution plan. The Company matches contributions at a rate ranging from 1.0% to 4.5% percent of such contributions depending on the level of the participant's contribution and age. The Company's matching contributions under such plan for the twelve months ended December 31, 1996 and the six months ended December 31, 1995 were $1,713 and $585, respectively.

       The Company also has several defined benefit pension plans covering its employees in Canada, Mexico and Germany. Benefits are primarily based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of each country's governmental laws and regulations.

       Total defined benefit plans expense was $2 for the twelve months ended December 31, 1996 and $166 for the six months ended December 31, 1995. Net pension expense for the Company's non-U.S. defined benefit plans included the following components:

                                                                           TWELVE MONTHS          SIX MONTHS
                                                                               ENDED                 ENDED
                                                                         DECEMBER 31, 1996      DECEMBER 31, 1995
                                                                         -----------------      -----------------

        Service cost - benefits earned during period                          $  158                 $  106
        Interest cost on projected benefit obligations                           270                    200
        Actual return on assets                                                 (887)                  (155)
        Net amortization                                                         461                     15
                                                                         -----------------      -----------------

        Net periodic defined benefit pension expense                          $    2                 $  166
                                                                         =================      =================


       The funded status for the Company's non-U.S. defined benefit plans follows:

                                                                           DECEMBER 31,         DECEMBER 31,
                                                                              1996                  1995
                                                                          -------------         --------------
        Actuarial present value of:
            Vested benefits                                                 $  4,495               $  2,097
                                                                          =============         ==============
            Accumulated benefit obligations                                 $  4,495               $  2,104
                                                                          =============         ==============
            Projected benefit obligations                                   $ (4,960)              $ (3,364)

        Plan assets at fair value, primarily stocks and bonds

                                                                               5,478                  4,791
        Unrecognized net loss (gain)                                             213                   (102)
        Unrecognized net asset                                                     -                   (265)
                                                                          -------------         --------------
        Net pension asset                                                  $     731                $ 1,060
                                                                          =============         ==============

       The actuarial assumptions used for these defined benefit plans were as follows:

                                                                             DECEMBER 31,           DECEMBER 31,
                                                                                1996                   1995
        Discount rate                                                           8.25%                   9%
        Rate of increase in future compensation levels                          6-7%                    6-7%
        Expected long-term rate of return on plan assets
                                                                                9-11%                   9%

(9)    Commitments and Contingencies-
       -----------------------------

       The Company is a defendant in a number of lawsuits, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

       Pursuant to the Omnibus Purchase Agreement, Pitney Bowes has agreed to indemnify the Company against certain scheduled environmental liabilities, including liabilities relating to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA sites) discussed below, and claims arising from environmental conditions described in written environmental assessments and audits conducted since January 1, 1985, without any time limitations. Pitney Bowes has also agreed to indemnify the Company against additional liabilities arising from environmental claims or conditions resulting from the activities of or existing on properties of the Company or Pitney Bowes prior to the closing date of the Acquisition, provided that the Company must notify Pitney Bowes of any such liabilities within five years of such closing date.

       The Company's operations are subject to federal, state, local and international environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. The Company is currently investigating soil and ground water contamination at its Pickering, Ontario facility. The investigation is being performed subsequent to notification of, and will be conducted in accordance with the requirements of the Ontario Ministry of Environment and Energy. The Company has removed contaminated soils and installed ground water monitoring wells at the facility and is preparing for potential additional investigation or remedial actions. The Company believes that, in connection with the Acquisition, it is indemnified by Pitney Bowes for the costs of the investigation and any necessary remediation at the Pickering, Ontario facility. Because discussions with the Ministry of Environment and Energy concerning future remedial options have not yet commenced, the Company cannot at this time estimate the potential costs of cleanup, but based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company believes that its liability with respect to the cleanup is unlikely to have a material adverse effect on the Company's financial position, results of operations or its consolidated financial statements taken as a whole.

       The Company has been advised of potential liability under "CERCLA" at six off-site disposal sites. The Company has entered into settlement agreements at three of such sites. Although the Company is contesting its liability at the three remaining sites, the Company is unable to determine its ultimate liability at this time. Based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company does not believe its aggregate CERCLA liabilities for these sites will have a material effect on the Company's financial position, results of operations or its consolidated financial statements taken as a whole.

       To the best of the Company's knowledge, there are no other existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's financial position, results of operations or its consolidated financial statements taken as a whole.

(10)   Leases-
       ------

       The Company leases certain factory and office facilities under lease agreements extending from three to ten years. In addition to factory and office facilities leased, the Company leases computer and information processing equipment under lease agreements extending from three to five years.

       Future minimum lease payments for capital and operating leases as of December 31, 1996 are as follows:

                                                                            OPERATING
        YEARS ENDING DECEMBER 31,                    CAPITAL LEASES          LEASES
        -------------------------                    --------------         ---------

             1997                                           $129             $3,724
             1998                                            129              2,268
             1999                                            129              1,427
             2000                                             28                497
             2001                                              -                232
             Later years                                       -                246
                                                        -----------       -----------
        Total minimum lease payments                         415             $8,394
                                                                             ======
        Less amount representing interest                    (38)
                                                        -----------
        Present value of minimum lease payments             $377
                                                        ===========

       Rental expense under operating leases was $5,577 for the twelve months ended December 31 1996 and $3,296 for the six months ended December 31, 1995.

(11)   Fair Value of Financial Instruments-
       -----------------------------------

                                                                  DECEMBER 31, 1996            DECEMBER 31, 1995
                                                             -------------------------     -------------------------
                                                             CARRYING                      CARRYING
                                                              VALUE         FAIR VALUE       VALUE        FAIR VALUE
                                                             --------       ----------     ---------      ----------
                Cash and cash equivalent                      $18,170         $18,170      $  17,889       $  17,889
                Accounts receivable                            41,532          41,532         40,164          40,164
                Accounts payable                                9,871           9,871         10,712          10,712
                Short-term borrowings                               -               -          6,734           6,734
                Long-term debt                                100,000         109,559        100,000         108,642
                Forward exchange contracts                          -            (160)          N/A            N/A

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (a) CASH AND CASH EQUIVALENTS--The carrying value amount of cash and cash equivalents approximates its fair value.

       (b) ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--The carrying value amounts approximate fair value based on the short-term maturities of these instruments.

       (c) SHORT-TERM BORROWINGS--The carrying value amounts of these borrowings approximates fair value due to the short-term maturities of these instruments. The Company's short term borrowings were repaid prior to December 31, 1996.

       (d) LONG-TERM DEBT--The fair values of the Company's debt are estimated by discounting the future cash flows based on the Company's estimate of current borrowing rates for debt with similar maturities.

       (e) FORWARD EXCHANGE CONTRACTS--The fair values of the Company's foreign exchange contracts represent the amount the Company would pay to terminate the specific agreements. The fair values were derived based on quoted market prices for similar instruments, adjusted for maturity differences.

(12)   Quarterly Financial Data (Unaudited)-
       ------------------------------------

       The Company is subject to the Securities and Exchange Commission's rules on quarterly reporting. Summarized quarterly financial data for the applicable reporting periods in 1996 and 1995 are shown below:

              1996                                                            QUARTER
----------------------------------          --------------------------------------------------------------------
                                             FIRST          SECOND          THIRD          FOURTH        TOTAL
                                            -------         ------          ------         -------      --------
            Net sales                       $62,295        $65,056         $65,259         $66,635      $259,245
         Gross profit                        26,218         28,061          28,519          29,174       111,972
           Net income                         1,126          2,071           2,410           2,825         8,432
         Earnings per share                   1,126          2,071           2,410           2,435         8,046




             1995                                                             QUARTER
----------------------------------          --------------------------------------------------------------------
                                                          THIRD                     FOURTH                TOTAL
                                                         --------                  -------              --------
            Net sales                                    $ 65,531                  $62,592              $128,123
         Gross profit                                      23,551                   25,564                49,115
           Net income                                         400                      809                 1,209
         Earnings per share                                   400                      809                 1,209

 (13)  Pro forma Disclosures-
       ---------------------

       As discussed in Note 1, the ownership of the Company changed effective June 29, 1995. The following table reflects the 1995 unaudited pro forma consolidated operating results of the Company assuming that the acquisition had occurred on January 1, 1995.

                     Net sales                                           $254,533
                     Net income                                             1,100
                     Income per share                                       1,100

       Pro forma adjustments consist principally of additional interest expense on the revolving line of credit and the unsecured senior notes, cost savings from the Company's reduction of headcount and changes to benefit plans pursuant to the restructuring plan, incremental depreciation on property, plant and equipment due to the write-up to fair value of these assets, incremental management fees and incremental amortization of goodwill, financing fees and other intangibles recorded in accordance with the purchase method of accounting.

       These pro forma results have been prepared for comparative purposes only and do not purport to represent the results of operations which would have resulted had the Acquisition occurred on January 1, 1995.

(14)   Non U.S. Operations-
       -------------------

       The Company has a significant amount of sales to countries outside the U.S. with a significant concentration in the European market. Total net sales and operating income in countries outside the United States and in Europe were as follows:

                                                                          TWELVE MONTHS ENDED     SIX MONTHS ENDED
                                                                           DECEMBER 31, 1996     DECEMBER 31, 1995
                                                                         ---------------------  --------------------

                        Foreign -
                             Net sales                                             $84,022                $41,100
                             Operating income                                        8,111                  4,341

                        Europe -
                             Net sales                                              49,541                 24,125
                             Operating income                                        5,287                  1,921


       Identifiable assets of the Company's international operations were approximately $48,798 and $54,841 at December 31, 1996 and 1995, respectively. Identifiable assets of the Company's European operations were approximately $26,553 and $35,008 at December 31, 1996 and 1995, respectively.

(15)   Change in Control-
       -----------------

       On March 3, 1997, Paxar Corporation, formerly a 49% shareholder of Monarch Marking Systems, acquired 100% of the Company's remaining shares owned by other shareholders. The purchase price consisted of $100 million in cash and warrants valued at $30 million. Effective with this transaction, Monarch Marking Systems, Inc. became a wholly-owned subsidiary of Paxar Corporation.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      AS OF

                                  JUNE 29, 1995

                                  TOGETHER WITH

                                AUDITORS' REPORT

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Stockholder of Monarch Marking Systems, Inc.:

         We have audited the accompanying consolidated balance sheet of MONARCH MARKING SYSTEMS, INC. AND SUBSIDIARIES (a Delaware Corporation) as of June 29, 1995, and the related consolidated statements of operations and cash flows for the six months ended June 29, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monarch Marking Systems, Inc. and Subsidiaries as of June 29, 1995, and the results of their operations and their cash flows for the six months ended June 29, 1995 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     Arthur Andersen LLP

Cincinnati, Ohio,
     September 26, 1995

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET (NOTE 1)

                               AS OF JUNE 29, 1995

                                 (In Thousands)

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and cash equivalents (Note 2)                                      $   1,200
     Accounts receivable, net of allowance for doubtful accounts
         and returns of $3,609                                                  39,227
     Inventories (Notes 2 and 3)                                                36,853
     Future income tax benefits (Notes 2 and 7)                                  6,095
     Prepaid expenses                                                            2,388
                                                                             ---------
                  Total current assets                                          85,763

PROPERTY, PLANT AND EQUIPMENT, NET (Notes 2 and 4)                              34,003

DEFERRED CHARGES AND OTHER ASSETS                                                1,200
                                                                             ---------
                  Total assets                                               $ 120,966
                                                                             =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Current portion of capital lease obligations (Note 11)                  $     121
     Accounts payable - trade                                                    9,092
     Accrued liabilities (Note 5)                                               23,277
     Advance income (Note 2)                                                     5,280
                                                                             ---------
 Total current liabilities                                                      37,770

LONG-TERM POSTEMPLOYMENT BENEFIT LIABILITY (Note 9)                              5,700

DEFERRED INCOME TAXES (Notes 2 and 7)                                              738

CAPITAL LEASE OBLIGATIONS (Note 11)                                                364
                                                                             ---------
                  Total liabilities                                             44,572
                                                                             ---------
STOCKHOLDER'S EQUITY:
     Cumulative translation adjustment (Note 2)                                 (4,500)
     Retained earnings                                                          80,894
                                                                             ---------
                  Total stockholder's equity                                    76,394
                                                                             ---------
                  Total liabilities and stockholder's equity                 $ 120,966
                                                                             =========

           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF OPERATIONS (NOTE 1)

                     FOR THE SIX MONTHS ENDED JUNE 29, 1995

                                 (In Thousands)

NET SALES (Note 2)                                                   $126,410

COST OF GOODS SOLD                                                     78,048
                                                                  -----------

                  Gross profit                                         48,362

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           39,903

RESEARCH AND DEVELOPMENT EXPENSES                                       3,416

NONRECURRING CHARGES FOR ADJUSTMENTS

   TO OPERATING ITEMS
                                                                        6,123
                                                                  -----------

                  Operating loss                                       (1,080)

INTEREST INCOME, NET                                                      713
                                                                  -----------

                  Loss before benefit from income taxes                  (367)

BENEFIT FROM INCOME TAXES                                                (133)
                                                                  -----------

                  Net loss                                        $      (234)
                                                                  ===========



           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS (NOTE 1)

                     FOR THE SIX MONTHS ENDED JUNE 29, 1995

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $   (234)
     Nonrecurring charges for adjustments to operating items                    6,123
     Adjustments to reconcile net loss to net cash provided by
       operating activities-
         Depreciation and amortization                                          3,930
         Deferred income tax provision                                         (2,150)
         Other, net                                                              (178)
     Changes in components of working capital-
         Increase in accounts receivable                                         (149)
         Decrease in inventories                                                2,557
         Decrease in prepaid expenses and other current assets                     25
         Decrease in accounts payable                                            (631)
         Increase in advance income                                                80
         Increase in accrued liabilities                                        6,843
     Net impact of eliminating assets not sold/liabilities not acquired       (11,249)
                                                                             --------
                  Net cash provided by operating activities                     4,967
                                                                             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital additions                                                         (3,657)
                                                                             --------
                  Net cash used in investing activities                        (3,657)
                                                                             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                                      (110)
                                                                             --------
                  Net cash used in financing activities                          (110)
                                                                             --------
                  Net increase in cash                                          1,200

CASH AND CASH EQUIVALENTS, beginning of year                                        -
                                                                             --------

CASH AND CASH EQUIVALENTS, end of period                                     $  1,200
                                                                             ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
     Cash paid for interest                                                  $     38
                                                                             ========
     Cash paid for income taxes                                              $  4,280
                                                                             ========



           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands or as otherwise indicated)

(1)    The Company-
       -----------

       Monarch Marking Systems, Inc. and subsidiaries (the "Company") is a wholly owned subsidiary of Monarch Holdings, Inc. ("Holdings"). The Company operates in the United States, Australia, Canada, France, Germany, Hong Kong, Mexico, Singapore and the United Kingdom. The Company is a manufacturer and marketer of marking equipment and supplies. The Company also sells, directly and through distributors, marking equipment and supplies in 75 countries around the world. The Company manufactures, markets and distributes (i) tabletop label dispensers and handheld, mechanical labeling guns which print pressure-sensitive price and other identification labels and affix them onto merchandise for retailers and
       (ii) electronic bar code printers which are used in a wide range of retail and industrial applications, including inventory management and distribution systems. The Company also manufactures and markets supplies used in both its conventional labelers and bar code printers and provides extensive service to its installed base of machines. As of June 29, 1995, the Company's receivables from customers in the retail industry were approximately $22,500.

       On June 29, 1995, the Company was acquired by and merged with Monarch Acquisition Corp. (a former wholly owned subsidiary of Holdings) (the "Acquisition"). Prior to this date, the Company was operated as a wholly owned subsidiary of Pitney Bowes Inc. ("Pitney Bowes"). The aggregate purchase price for the Company, including related fees and expense, was approximately $138,300.

       Certain assets and liabilities not integral to the Company, including certain real property, intercompany accounts with Pitney Bowes and its subsidiaries, certain cash accounts, investments in affiliates, intercompany loans, certain income taxes payable and the base material business, were retained by Pitney Bowes upon sale of the Company and, therefore, have been excluded from these financial statements. In addition, Pitney Bowes retained the Company's U.S. pension plan liability ($12,800) and the post-retirement benefit liabilities for the Company's employees in the United States and Canada ($28,300). Pitney Bowes has retained the associated future tax benefits related to these liabilities ($16,700).

       The Consolidated Statement of Operations ("Operations Statement") for the six months ended June 29, 1995 includes all the revenues and expenses associated with Monarch's business during this period, except for intercompany interest income related to investments in Pitney Bowes subsidiaries. Additionally, the accompanying Operations Statement includes pension expense associated with benefit plans which have been retained by Pitney Bowes. Finally, this Statement includes $6,123 of nonrecurring adjustments to operating reserves, including adjustments for excess and obsolete inventory, warranty, sales returns and workers' compensation, among others.

       The Omnibus Purchase and Sale Agreement between the Company and Pitney Bowes relating to the Acquisition (the "Omnibus Purchase Agreement") provides for an adjustment to the purchase price under certain circumstances. The Company has advised Pitney Bowes that it believes it is entitled to a purchase price adjustment in its favor, and Pitney Bowes similarly advised the Company that it believes it is entitled to a purchase price adjustment in its favor. Pursuant to the Omnibus Purchase Agreement, the Company and Pitney Bowes had 10 days to resolve these differences. Because such differences were not resolved during such ten-day period, the Omnibus Purchase Agreement requires that the dispute be referred to a mutually satisfactory accounting firm, which will resolve such differences. At this time, the Company can make no determination as to the amount of the adjustment, if any, that will be made to the purchase price.

(2)    Summary of Significant Accounting Policies-
       ------------------------------------------

       (a) Consolidation--The accompanying consolidated financial statements include the accounts of Monarch Marking Systems, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

       (b) Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (c) Cash and Cash Equivalents--Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with an initial maturity of three months or less.

       (d) Inventories Valuation--Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for U.S. and Mexican inventories and the first-in, first-out
              (FIFO) method for most non-U.S. inventories. Approximately 79% of the Company's inventories are valued at LIFO.

       (e) Fixed Assets and Depreciation--Property, plant and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the various assets. Estimated useful lives of the Company's property, plant and equipment are as follows:

                     Land improvements                                10 years
                     Buildings                                      5-50 years
                     Building improvements                            10 years
                     Machinery and equipment                        3-10 years
                     Tooling                                        3-10 years
                     Data processing equipment                       3-5 years
                     Furniture and fixtures                         3-10 years

              Major improvements which add to productive capacity or extend the life of an asset are capitalized, while repairs and maintenance are charged to expense as incurred. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms.

       (f) RENTAL ARRANGEMENTS AND ADVANCE INCOME--The Company rents equipment to its customers under short-term rental agreements, generally for periods of three months to three years. Charges for equipment rental and maintenance contracts are billed in advance; the related revenue is included in advance billings and taken into income as earned.

       (g) REVENUE--Sales revenue is primarily recognized when a product is shipped.

       (h) INCOME TAXES--The Company's U.S. taxable income is included in the consolidated federal and certain state income tax returns of Pitney Bowes. The Company computes its provision for taxes on a stand alone basis.

              The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. The provision for income taxes is the sum of the amount of income taxes paid or payable to Pitney Bowes for the period as determined by applying the provisions of enacted tax laws to the taxable income for that period and the net change during the period in the Company's deferred tax assets and liabilities.

              It has not been necessary to provide for income taxes on $45,665 of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $2,300.

              Deferred income taxes result principally from expenses not currently recognized for tax purposes and the excess of tax over book depreciation.

       (i) FOREIGN CURRENCY TRANSLATION--The Company complies with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," for translating foreign currency denominated financial statements in reporting its consolidated financial position. Assets and liabilities of operations outside the U.S. are translated at currency rates in effect at the end of the period, and revenues and expenses are translated at average rates during the period. This Statement provides that the net cumulative translation adjustment (a loss of approximately $4,500 as of June 29, 1995) be recorded as a separate component of stockholder's equity.

(3)    Inventories-
       -----------

       Inventories consist of the following:

                                                                     JUNE 29,
                                                                       1995
                                                                   ------------
              Raw materials and work in process                     $  19,519
              Supplies and service parts                                5,062
              Finished products                                        12,272
                                                                    ---------
                                Total inventories                   $  36,853
                                                                    =========

       The Company's LIFO reserve as of June 29, 1995 was $8,900. In addition, reserves in the amount of $2,100 were recorded to reduce LIFO inventories to their net realizable value as of June 29, 1995.

(4)    Property, Plant and Equipment, net-
       ----------------------------------

       Property, plant and equipment consists of the following:

                                                                               JUNE 29,
                                                                                 1995
                                                                               -------

              Land and improvements                                         $      871
              Buildings and improvements                                        16,812
              Machinery and equipment                                           57,858
              Furniture and fixtures                                             7,654
              Leasehold improvements                                             2,730
              Rental equipment and related inventories                             955
              Assets held under capital lease                                      671
              Construction in progress                                           1,154
                                                                               -------
                                                                                88,705
              Accumulated depreciation                                         (54,702)
                                                                               -------
              Property, plant and equipment, net                               $34,003
                                                                               =======



(5)    Accrued Liabilities-
       -------------------

       Accrued liabilities include the following:

                                                                              JUNE 29,
                                                                                 1995
                                                                               -------
              Vacation pay                                                    $  4,467
              Accrued salaries, commissions and bonus                            3,840
              Taxes                                                              4,257
              Warranty                                                           1,697
              Other                                                              9,016
                                                                               -------
                                Total accrued liabilities                      $23,277
                                                                               =======



(6)    Related Party Transactions-
       --------------------------

       In connection with the Acquisition, the Company and Pitney Bowes entered into certain agreements which require, among other things, for Pitney Bowes to provide certain administrative services to the Company for a period of time following the Acquisition, the continued purchase by Pitney Bowes of bar code printers from the Company, and the purchase by the Company of ink and ink rollers from Pitney Bowes. The purchase commitments have a minimum term of five years and automatically renew for twelve month periods unless six months notice is given by either party.

       Prior to June 29, 1995, Monarch was operated principally as a wholly owned subsidiary of Pitney Bowes. The Company supplied certain inventory and component parts to Pitney Bowes and its subsidiaries. The Company arranged financing for certain of its products through either Pitney Bowes Credit Corporation (PBCC) in the U.S., or leasing subsidiaries in Canada and the U.K., all of which are wholly owned subsidiaries of Pitney Bowes. Sales to these financing entities were approximately $100 for the six months ended June 29, 1995.

       Prior to June 29, 1995, the Company earned interest income from its investments in and loans to subsidiaries of Pitney Bowes. The return yielded from these Pitney Bowes subsidiaries has been excluded from the Consolidated Statement of Operations for the six months ended June 29, 1995 as the related investments and loans were retained by Pitney Bowes. Interest income and expense related to the cash position of the Company during these periods has been included in the Consolidated Statement of Operations.

(7)    Taxes on Income-
       ---------------

       The provision for (benefit from) income taxes consists of the following:

                                                                         SIX MONTHS
                                                                            ENDED
                                                                        JUNE 29, 1995
                                                                       ---------------

              Current:
                   U.S. federal                                            $ 1,357
                   U.S. state and local                                        194
                   Outside the U.S.                                            456
                                                                           -------
                                Total current                                2,007
                                                                           -------

              Deferred:
                   U.S. federal                                             (1,586)
                   U.S. state and local                                       (272)
                   Outside the U.S.                                           (292)
                                                                           -------
                                Total deferred                              (2,150)
                                                                           -------

                                     Total                                 $  (133)
                                                                           =======

       The current and non-current deferred tax assets and liabilities consist of the following:

                                                                                                   JUNE 29, 1995
                                                                                                  ---------------
              Current deferred taxes:
                   Vacation pay                                                                       $ 1,678
                   Inventory and equipment capitalization                                               1,892
                   Receivables allowances                                                               1,444
                   Other                                                                                1,081
                                                                                                      -------
                   Net deferred tax assets                                                              6,095
                                                                                                      -------

              Non-current deferred taxes:
                   Depreciation                                                                        (2,961)
                   Postemployment benefits other than pensions                                          2,223
                                                                                                      -------
                   Net deferred tax liabilities                                                          (738)
                                                                                                      -------
                   Net deferred tax assets                                                            $ 5,357
                                                                                                      =======

       A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate for the six months ended June 29, 1995 is as follows:

              U.S. federal statutory rate                                                          (35.0)%
              State and local income taxes, net of federal tax benefit                              (5.2)
              Meals and entertainment                                                                2.3
              Other                                                                                  1.7
                                                                                                   -----
              Effective income tax rate                                                            (36.2)%
                                                                                                   =====

(8)    Retirement Plans-
       ----------------

       The Company has several defined benefit and defined contribution pension plans covering substantially all employees world-wide. Benefits are primarily based on employee's compensation and years of service with the Company. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations. The Company's defined benefit plan in the U.S. as well as the supplemental retirement plan in Canada were retained by Pitney Bowes. No new defined benefit plans have been adopted in these countries. The defined benefit plans in Canada, Mexico, Germany and the United Kingdom were retained by the Company.

       Total pension expense was approximately $1,762 for the six months ended June 29, 1995. The pension plan from the United States was part of the Pitney Bowes pension plan and the expense was allocated by Pitney Bowes; thus, no breakout of expense is available for the period ended June 29, 1995. The Company's U.K., Mexico and Germany defined benefit plans did not obtain SFAS No. 87 reports; thus, no breakout of the expense and funded status is available as of June 29, 1995.

       The funded status at June 29, 1995 for the Canadian defined benefit plan was:

              Actuarial present value of:
                   Vested benefits                                                        $  1,899
                                                                                          ========
                   Accumulated benefit obligation                                         $  1,906
                                                                                          ========

              Projected benefit obligation                                                $  2,832
                                                                                          --------

              Plan assets at fair value, primarily stocks and bonds, adjusted by:

                                                                                             4,200

                   Unrecognized net gain                                                      (570)
                   Unrecognized transition asset                                              (396)
                   Unamortized prior service cost                                              243
                                                                                             3,477
                                                                                          --------
              Net pension asset                                                           $    645
                                                                                          ========

       The actuarial assumptions used for the defined benefit plan were as follows:

              Discount rate                                                                 9.0%
              Rate of increase in future compensation levels                                6.0%
              Expected long-term rate of return on plan assets                              9.0%

       The Company provides retirement benefits to eligible employees in the U.S. through a defined contribution plan. The Company matches contributions of up to four percent of a participant's compensation at a rate of 50% percent of such contributions. The Company contributed approximately $492 to this plan for the six months ended June 29, 1995.

(9)    Nonpension Postretirement and Postemployment Benefits-
       -----------------------------------------------------

       The Company's obligation for nonpension postretirement benefits has been assumed by Pitney Bowes. Therefore, this liability has been excluded from the Consolidated Balance Sheet. The Company currently does not offer any nonpension postretirement benefits.

       The Company accounts for postemployment benefits under the accrual basis of accounting as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". Postemployment benefits include Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability and death-related benefits to former or inactive employees, their beneficiaries and covered dependents. In 1995, a 12% increase in the cost of health care benefits was assumed. This rate was assumed to decrease to 5% for 2002 and remain at that level thereafter. The weighted average discount rate used was 6.5% at June 29, 1995.

(10)   Commitments and Contingencies-
       -----------------------------

       The Company is a defendant in a number of lawsuits, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

       In connection with the Acquisition, Pitney Bowes has agreed to indemnify the Company against certain scheduled environmental liabilities, including liabilities relating to the CERCLA sites discussed below, and claims arising from environmental conditions described in written environmental assessments and audits conducted since January 1, 1985, without any time limitations. Pitney Bowes has also agreed to indemnify the Company against additional liabilities arising from environmental claims or conditions resulting from the activities of or existing on properties of the Company or Pitney Bowes prior to the closing date of the Acquisition, provided that the Company must notify Pitney Bowes of any such liabilities within five years of such closing date.

       The Company's operations are subject to federal, state, local and international environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. The Company is currently investigating soil and ground water contamination at its Pickering, Ontario facility. The investigation is being performed subsequent to notification of and will be conducted in accordance with the requirements of the Ontario Ministry of Environment and Energy. The Company has removed contaminated soils and installed ground water monitoring wells at the facility and is preparing for potential additional investigation or remedial actions. The Company believes that, in connection with the Acquisition, it is indemnified by Pitney Bowes for the costs of the investigation and any necessary remediation at the Pickering, Ontario facility. Because discussions with the Ministry of Environment and Energy concerning future remedial options have not yet commenced, the Company cannot at this time estimate the potential costs of cleanup but, based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company believes that its liability with respect to the cleanup is unlikely to have a material adverse effect on the Company's financial position, results of operations or its consolidated financial statements taken as a whole.

       To the best of the Company's knowledge, there are no other existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's financial position, results of operations or its consolidated financial statements taken as a whole.

       The Company has been advised of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at six off-site disposal sites. The Company has entered into settlement agreements at three of such sites. Although the Company is contesting its liability at the three remaining sites, the Company is unable to determine its ultimate liability at this time. Based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company does not believe its aggregate CERCLA liabilities for these sites will have a material effect on the Company's financial position, results of operations or its consolidated financial statements taken as a whole.

(11)   Leases-
       ------

       The Company leases certain factory and office facilities under lease agreements extending from three to ten years. In addition to factory and office facilities leased, the Company leases computer and information processing equipment under lease agreements extending from three to five years.

       Future minimum lease payments for capital and operating leases as of June 29, 1995 are as follows:

        YEARS ENDING DECEMBER 31,                                                  CAPITAL LEASES   OPERATING LEASES
        -------------------------                                                  --------------   ----------------

             1995                                                                        $  75          $  3,100
             1996                                                                          123             3,800
             1997                                                                          123             2,400
             1998                                                                          123             1,000
             1999                                                                          122               600
             Later years                                                                     -               500
                                                                                       -------           -------
        Total minimum lease payments                                                       566           $11,400
                                                                                                         =======
        Less amount representing interest                                                  (81)
                                                                                       -------
        Present value of minimum lease payments                                           $485
                                                                                       =======

       Rental expense under operating leases was $3,654 for the six months ended June 29, 1995.

(12)   Fair Value of Financial Instruments-
       -----------------------------------

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (a) CASH AND CASH EQUIVALENTS-- The carrying amount of cash and cash equivalents in the Consolidated Balance Sheet approximates fair value.

       (b) ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--The carrying amounts approximate fair value because of the short maturities of these instruments.

(13)   Non-U.S. Operations-
       -------------------

       The Company has a significant amount of sales to countries outside the U.S. with a significant concentration in the European market. Total net sales and operating income in countries outside the United States for the six months ended June 29, 1995 aggregated approximately $39,370 and $453, respectively. Identifiable assets of the international operations were approximately $37,515 at June 29, 1995. Net sales and operating income in Europe during the six months ended June 29, 1995 were approximately $22,648 and $1,212, respectively. Identifiable assets of the European operations were approximately $20,330 at June 29, 1995.

(14)   Pro forma Disclosure-
       --------------------

       The consolidated results of operations on a pro forma basis for the six months ended June 29, 1995 are presented below:

              Net sales                                          $126,410
              Net loss                                             (2,021)
              Loss per share                                       (2,021)

       Pro forma adjustments consist principally of additional interest expense on the revolving line of credit and the notes, cost savings from the Company's reduction of head count and changes to benefit plans pursuant to the restructuring plan, incremental depreciation on property, plant and equipment due to the write-up to fair value of these assets, incremental management fees and incremental amortization of goodwill, financing fees and other intangibles recorded in accordance with the purchase method of accounting.

       These pro forma results have been prepared for comparative purposes only and do not purport to represent the results of operations which actually would have resulted had the Acquisition occurred on January 1, 1995 or of future results of operations.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF AND FOR YEAR ENDED

                                DECEMBER 31, 1994

                                    UNAUDITED

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        AS OF DECEMBER 31, 1994 (NOTE 1)

                                 (In Thousands)

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Accounts receivable, net of allowance for doubtful accounts of $2,357                             $   39,078
     Inventories                                                                                           42,989
     Deferred income taxes                                                                                  6,346
     Prepayments and other current assets                                                                   2,413
                                                                                                       ----------
                  Total current assets                                                                     90,826

PROPERTY, PLANT AND EQUIPMENT, NET                                                                         33,901

RENTAL EQUIPMENT AND RELATED INVENTORIES, NET                                                                 539

PROPERTY LEASED UNDER CAPITAL LEASES, NET                                                                     486

DEFERRED INCOME TAXES                                                                                      13,501

OTHER NON-CURRENT ASSETS                                                                                    1,022
                                                                                                       ----------

                  Total assets                                                                         $  140,275
                                                                                                       ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                                          $   38,141
     Current portion of capital lease obligations and non-U.S. overdrafts                                     890
     Advance billings                                                                                       5,210
                                                                                                       ----------
                  Total current liabilities                                                                44,241

NON-CURRENT LIABILITIES                                                                                    33,914
                                                                                                       ----------

                  Total liabilities                                                                        78,155

STOCKHOLDER'S EQUITY                                                                                       62,120
                                                                                                       ----------

                  Total liabilities and stockholder's equity                                           $  140,275
                                                                                                       ==========


           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                 (In Thousands)

Revenue from:
     Sales                                                                 $ 220,287
     Sales to Pitney Bowes Inc.                                                9,675
     Rentals                                                                     755
     Support services                                                         17,860
                                                                           ---------
              Total revenue                                                  248,577
                                                                           ---------
Costs and expenses:
     Cost of sales                                                           138,292
     Cost of rentals                                                             584
     Selling, service and administrative                                      90,765
     Research and development                                                  7,380
     Interest income                                                            (956)
     Interest expense                                                             39
                                                                           ---------
              Total costs and expenses                                       236,104
                                                                           ---------
     Income before income taxes and effect of changes in accounting
                                                                              12,473

     Provision for income taxes                                                4,514
     Income before effect of change in accounting                              7,959
     Effect of change in accounting                                           (3,477)
                                                                           ---------
     Net income                                                            $   4,482
                                                                           =========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 4,482
     Effect of change in accounting                                          3,477
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       7,577
         Deferred income taxes                                                (154)
         Change in assets and liabilities:
              Accounts receivable                                               26
              Inventories                                                   (6,006)
              Other current assets and prepayments                            (468)
              Accounts payable and accrued liabilities                         504
              Advance billings                                                  31
         Other                                                              (1,226)
                                                                           -------
                Net cash provided by operating activities                    8,243
                                                                           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net investment in fixed assets                                         (6,831)
                                                                           -------
                Net cash used in investing activities                       (6,831)
                                                                           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital lease obligations                                                 (87)
     Increase in overdrafts                                                     74
                                                                           -------
                Net cash (used in) provided by financing activities            (13)
                                                                           -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH FLOWS                                 (621)
                                                                           -------
CHANGE IN CASH FLOWS                                                       $   778
                                                                           =======




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                          MONARCH MARKING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands or as otherwise indicated)

(1)    Basis of Presentation-
       ---------------------

       In 1994, Pitney Bowes, Inc. announced its intent to seek buyers for the business of its Monarch Marking Systems, Inc. subsidiary and certain related assets ("Monarch" on the "Business").

       Certain assets and liabilities not integral to the Business, including certain real property, intercompany accounts with Pitney Bowes Inc., cash, investments in affiliates, intercompany loans, income taxes payable and the base material business, were retained by Pitney Bowes upon sale of the Company and, therefore, have been excluded from these financial statements.

(2)    Summary of Significant Accounting Policies-
       ------------------------------------------

       (a) PRINCIPLES OF CONSOLIDATION--The financial statements of Monarch include operations in the United States, France, Italy, Sweden, Canada, Germany, Australia, Mexico, Hong Kong and the United Kingdom as well as a majority-owned joint venture in Singapore. All significant intercompany transactions have been eliminated among Monarch businesses.

       (b) INVENTORIES VALUATION--Inventories are valued at the lower of cost or market. Cost is determined on the last-in first-out (LIFO) basis for U.S. inventories and the first-in, first-out (FIFO) method for most non-U.S. inventories.

       (c) FIXED ASSETS AND DEPRECIATION--Property, plant and equipment are stated at cost and depreciated using the straight-line method over the useful lives of the various assets, generally three to 50 years. Major improvements which add to productive capacity or extend the life of an asset are capitalized while repairs and maintenance are charged to expense as incurred. Rental equipment is depreciated on the straight-line method. Properties leased under capital leases are amortized on a straight-line basis over the primary lease terms.

       (d) RENTAL ARRANGEMENTS AND ADVANCE BILLINGS--The Company rents equipment to its customers under short-term rental agreements, generally for periods of three months to three years. Charges for equipment rental and maintenance contracts are billed in advance; the related revenue is included in advance billings and taken into income as earned.

       (e) REVENUE RECOGNITION--Sales revenue is primarily recognized when a product is shipped.

       (f) COSTS AND EXPENSES--Operating expenses of field sales and service offices are included in selling, service and administrative expenses because no meaningful allocation of such expenses to cost of sales, cost of rentals or support services is practicable.

       (g) INCOME TAXES--The Company's U.S. taxable income is included in the consolidated federal and certain state income tax returns of Pitney Bowes Inc. The Company computes its provision for taxes on a separate company basis.

              The deferred tax provision is determined under the liability method. Deferred tax assets and liabilities are recognized based on differences between the book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income tax paid or payable to the parent for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

              It has not been necessary to provide for income taxes on $45.4 million of cumulative undistributed earnings of subsidiaries outside the U.S. These earnings will be either indefinitely reinvested or remitted substantially free of additional tax. Determination of the liability that would result in the event all of these earnings were remitted to the U.S. is not practicable. It is estimated, however, that withholding taxes on such remittances would approximate $2.4 million.

              Deferred income taxes result principally from expenses not currently recognized for tax purposes and the excess of tax over book depreciation.

       (h) FOREIGN CURRENCY TRANSLATION--Assets and liabilities of operations outside the U.S. are translated at rates in effect at the end of the period, and revenues and expenses were translated at average rates during the period. Net cumulative translation losses were $5.3 million at December 31, 1994.

              The Company enters into foreign exchange contracts primarily to hedge certain firm foreign currency commitments. Gains and losses are deferred and recognized as part of the cost of the underlying transaction being hedged. Gains and losses related to changes in the value of speculative contracts are recognized in income currently. At December 31, 1994 the Company had approximately $2.2 million of foreign exchange contracts outstanding with Pitney Bowes Inc. as the counterpart, maturing through 1995, to buy or sell various currencies.

              Foreign currency transaction and translation gains and (losses) were not significant for the year ended December 31, 1994.

(3)    Inventories-
       -----------

       Inventories consist of the following:

                                                                DECEMBER 31,
                                                                    1994
                                                                ------------

        Raw materials and work in progress                         $21,416
        Supplies and service parts                                   6,223

        Finished products                                           15,350
                                                                   -------


                          Total inventories                        $42,989
                                                                   =======



       Had all inventories valued at LIFO been stated at current costs, inventories would have been $9.6 million higher than reported at December 31, 1994.

(4)    Fixed Assets-
       ------------

       Fixed assets consist of the following:

                                                                            DECEMBER 31,
                                                                               1994
                                                                           ------------
        Land                                                                $      791
        Buildings                                                               18,661
        Machinery and equipment                                                 65,699
                                                                            ----------
                                                                                85,151
        Accumulated depreciation                                               (51,250)
                                                                            ----------
        Property, plant and equipment, net                                  $   33,901





        Rental equipment and related inventories                            $    1,062

        Accumulated depreciation                                                  (523)
                                                                            ----------
        Rental equipment and related inventories, net                       $      539
                                                                            ----------
        Property leased under capital leases                                $      486

        Accumulated amortization                                                     -
                                                                            ----------
        Property leased under capital leases, net                           $      486
                                                                            ==========


(5)    Current Liabilities-
       -------------------

       Accounts payable and accrued liabilities are comprised as follows:

                                                                                                      DECEMBER 31,
                                                                                                           1994
                                                                                                     -------------
        Accounts payable--trade                                                                         $10,103
        Accrued salaries, wages and commissions                                                           7,179
        Accrued pension benefits                                                                         13,398
        Miscellaneous accounts payable and accrued liabilities                                            7,461
                                                                                                        -------
        Accounts payable and accrued liabilities                                                        $38,141
                                                                                                        =======

       In countries outside the U.S., banks generally lend to subsidiaries of the Company on an overdraft basis. These overdraft arrangements are extended by banks, and may require commitment fees. For each of the periods presented, no such fees were incurred.

       Unused credit facilities outside the U.S. totaled $4.1 million at December 31, 1994.

(6)    Related Party Transactions-
       --------------------------

       Prior to June 29, 1995, Monarch was operated principally through a wholly-owned subsidiary of Pitney Bowes Inc. The Company supplied certain inventory and component parts to Pitney Bowes Inc. and its affiliates. The Company arranged financing for certain of its products through Pitney Bowes Credit Corporation (PBCC) in the U.S., and leasing subsidiaries in Canada, and the U.K., all wholly-owned subsidiaries of Pitney Bowes Inc. Sales to these financing entities were $0.6 million for 1994. In connection with the sale of the Business, certain assets and liabilities not integral to the Business were retained by Pitney Bowes Inc. See Note 1.

       Prior to June 29, 1995, the Company earned interest income from its investments in and loans to affiliates of Pitney Bowes Inc. The return yielded from these Pitney Bowes Inc. affiliates has been excluded from the Consolidated Statements of Operations for the year ended December 31, 1994 as the related investments and loans were retained by Pitney Bowes Inc. Interest income and expense related to the cash position of the Company during these periods has been included in the Consolidated Statements of Operations.

(7)    Taxes on Income-
       ---------------

       The provision for income taxes consists of the following:

                                                                         YEAR ENDED
                                                                        DECEMBER 31
                                                                     ----------------
        Current:
             U.S. federal                                                  $  1,796
             U.S. state and local                                               572
             Outside the U.S.                                                 2,300
                                                                           --------
                      Total current                                           4,668

                      Total deferred                                           (154)
                                                                           --------
                      Total                                                $  4,514
                                                                           ========

       The deferred tax liabilities and (assets) consist of the following:

                                                                               DECEMBER 31,
                                                                                   1994
                                                                               ------------
        Deferred tax liabilities:
             Depreciation                                                        $   2,961
             Other                                                                   2,950
                                                                                  --------
        Gross deferred tax liabilities                                               5,911
                                                                                  --------

        Deferred tax assets:
             Nonpension postretirement benefits                                    (11,884)
             Pension liability                                                      (4,803)
             Postemployment benefits                                                (2,223)
             Inventory and equipment capitalization                                   (935)
             Other                                                                  (5,913)
                                                                                  --------
        Gross deferred tax assets                                                  (25,758)
                                                                                  --------
        Net deferred tax assets                                                   $(19,847)
                                                                                  ========

       A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

                                                                               YEAR ENDED
                                                                               DECEMBER 31
                                                                              ------------

        PERCENT OF PRE-TAX INCOME
        -------------------------
        U.S. federal statutory rate                                               35.0%
        State and local income taxes                                               1.1
        Cumulative impact of statutory rate increase                               -
        Foreign tax credits                                                        0.1
                                                                                  ----
        Effective income tax rate                                                 36.2%
                                                                                  ====

(8)    Retirement Plans-
       ----------------

       The Company has several defined benefit and defined contribution pension plans covering substantially all employees worldwide. Benefits are primarily based on employees' compensation and years of service. Company contributions are determined based on the funding requirements of U.S. federal and other governmental laws and regulations.

       Total pension expense was $3.6 million for the year ended December 31, 1994. Net pension expense for defined benefit plans for the year ended December 31, 1994 included the following components:

                                                                               UNITED STATES            FOREIGN
                                                                                    1994                  1994
                                                                               -------------            -------
        Service cost - benefits earned during period
                                                                                 $  2,436                $  199
        Interest cost on projected benefit obligations
                                                                                    4,480                   283
        Actual return on assets                                                       470                    42
        Net (deferral) and amortization
                                                                                   (5,251)                 (391)
                                                                                 --------                ------
        Net periodic defined benefit pension expense
                                                                                 $  2,135                $  133
                                                                                 ========                ======

       The funded status at December 31, 1994 for the Company's defined benefit plans was:

                                                                               UNITED STATES           FOREIGN
                                                                                   1994                 1994
                                                                               -------------          ----------
        Actuarial present value of:
             Vested benefits                                                     $ 34,188            $   1,899

             Accumulated benefit obligations                                     $ 36,769            $   1,907
                                                                                 ========            ==========
        Projected benefit obligations                                            $ 54,993            $   2,903
                                                                                 --------            ---------
        Plan assets at fair value, primarily stocks and bonds,
           adjusted by:                                                          $ 47,131            $   4,087
             Unrecognized net (gain)                                               (2,333)                (683)
             Unrecognized net asset                                                (2,437)                (418)
             Unamortized prior service costs from plan
               amendments                                                             (94)                 254
                                                                                 --------            ---------
                                                                                   42,267                3,240
                                                                                 --------            ---------
        Net pension liability (asset)                                            $ 12,726            $    (337)
                                                                                 ========            =========

        Assumptions for defined benefit plans*:

        Discount rate                                                             8.75%                9.0%
        Rate of increase in future compensation levels                            5.75%                6.0%
        Expected long-term rate of return on plan assets                          9.50%                9.0%

       * Pension costs are determined using assumptions as of the beginning of the year while the funded status of the plans is determined using assumptions as of the end of the year.

(9)    Nonpension Postretirement and Postemployment Benefits-
       -----------------------------------------------------

       In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). This statement requires that the cost of these benefits be recognized over the period the employee provides credited service to the Company rather than recognized on a cash basis, when incurred. It is the Company's practice to fund amounts for these nonpension postretirement benefits, primarily health care, as incurred. Substantially all of the Company's U.S. and Canadian employees become eligible for retiree health care benefits after reaching age 55 and with the completion of the required service period.

       Net nonpension postretirement benefit costs consisted of the following components:

                                                                                                    YEAR ENDED
                                                                                                    DECEMBER 31
                                                                                                    ----------
        Service cost-benefits earned during the period                                               $    776
        Interest cost on accumulated postretirement benefit obligations
                                                                                                        1,248

        Net (deferral) and amortization                                                                (2,208)
                                                                                                     --------
        Net periodic postretirement benefit costs                                                    $   (184)
                                                                                                     ========

       The Company's nonpension postretirement benefit plans are not funded. The status of the plans was as follows:

                                                                                                    DECEMBER 31,
                                                                                                         1994
                                                                                                    -----------
              Accumulated postretirement benefit obligations:
                   Retirees and dependents                                                            $10,151
                   Fully eligible active plan participants                                              1,496
                   Other active plan participants                                                       3,389
                   Unrecognized net gain (loss)                                                         4,115
                   Unrecognized prior service cost                                                      8,587
                                                                                                      -------
              Accrued nonpension postretirement benefits                                              $27,738
                                                                                                      =======

       The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 11.75% in 1994. This was assumed to gradually decline to 5% by the year 2000 and remain at the level thereafter for 1994. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the year-end accumulated postretirement benefit obligations by approximately $1.1 million as of December 31, 1994 and the net periodic postretirement health care cost by approximately $90 in 1994.

       The assumed weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.75% for the year ended December 31, 1994.

       The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112) as of January 1, 1994. FAS 112 required that postemployment benefits be recognized on the accrual basis of accounting. Postemployment benefits include primarily Company provided medical benefits to disabled employees and Company provided life insurance as well as other disability and death-related benefits to former or inactive employees, their beneficiaries and covered dependents.

       The effect of adopting FAS 112 was a one-time non-cash, after-tax charge of $3.5 million (net of approximately $2.2 million of income taxes) during 1994.

(10)   Commitments and Contingencies-
       -----------------------------

       The Company is a defendant in a number of lawsuits, none of which will, in the opinion of management, have a material adverse effect on the Company's financial position or results of operations.

       The Company's operations are subject to federal, state, local and international environmental laws and regulations that impose limitations on the discharge of, and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of, certain materials, substances and wastes. To the best of the Company's knowledge, the Company's operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. The Company is currently investigating soil and ground water contamination at its Pickering, Ontario facility. The investigation is being performed subsequent to notification of, and will be conducted in accordance with the requirements of, the Ontario Ministry of Environment and Energy. The Company has removed contaminated soils and installed ground water monitoring wells at the facility and is preparing for potential additional investigation or remedial actions. The Company believes that, in connection with the Acquisition, it is indemnified by Pitney Bowes for the costs of the investigation and any necessary remediation at the Pickering, Ontario facility. Because discussions with the Ministry of Environment and Energy concerning future remedial options have not yet commenced, the Company cannot at this time estimate the potential costs of cleanup but, based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company believes that its liability with respect to the cleanup is unlikely to have a material adverse effect on the Company's financial position or results of operations or its financial statements taken as a whole.

       To the best of the Company's knowledge, there are no other existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's financial position or results of operations or its financial statements taken as a whole.

       The Company has been advised of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) at six off-site disposal sites. The Company has entered into settlement agreements at three of such sites. Although the Company is contesting its liability at the three remaining sites, the Company is unable to determine its ultimate liability at this time. Based on currently available information and taking into consideration the indemnity from Pitney Bowes, the Company does not believe its aggregate CERCLA liabilities for these sites will have a material effect on the Company's financial position or results of operations or its financial statements taken as a whole.

       In connection with the acquisition, Pitney Bowes has agreed to indemnify the Company against certain scheduled environmental liabilities, including liabilities relating to the CERCLA sites discussed above, without any time limitations, and to indemnify the Company against certain additional environmental liabilities for a period of five years. Although the Company would remain liable for indemnified environmental matters in the first instance, the Company believes that it will be able to seek reimbursements for such liability from Pitney Bowes.

(11)   Leases-
       ------

       The Company leases certain factory and office facilities under lease agreements extending from three to ten years. In addition to factory and office facilities leased, the Company leases computer and information processing equipment under lease agreements extending from three to five years.

       Future minimum lease payments for capital and operating leases as of December 31, 1994 are as follows:

                                                                                 CAPITAL LEASES    OPERATING LEASES
                                                                                 --------------    ----------------
        Years ending December 31:
             1995                                                                       $195            $ 6,174
             1996                                                                        123              3,783
             1997                                                                        123              2,371
             1998                                                                        123              1,042
             1999                                                                        122                621
             Later years                                                                   -                455
                                                                                        ----            --------
        Total minimum lease payments                                                     686            $14,446
                                                                                                        =======
        Less amount representing interest                                                (91)
                                                                                        ----
        Present value of minimum lease payments                                         $595
                                                                                        ====

       Rental expense under operating leases was $8.0 million for the year ended 1994.

(12)   Fair Value of Financial Instruments-
       -----------------------------------

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       (a) ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE--The carrying amounts approximate fair value because of the short maturity of these instruments. The Company sells and services price marking and item identification equipment and supplies. As of December 31, 1994, the Company's receivables from customers in the retail industry were $4.8 million.

       (b) FOREIGN CURRENCY EXCHANGE CONTRACTS--The fair value of foreign currency exchange contracts is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate agreements taking into consideration the credit worthiness of the counter- parties and current foreign currency exchange rates. The fair value of such contracts was not significant at December 31, 1994.

(13)   Non-U.S. Operations-
       -------------------

       In addition to its U.S. operations, the company maintains operations in France, Italy, Canada, Sweden, Germany, Australia, Mexico, Hong Kong and the United Kingdom as well as a majority-owned joint venture in Singapore.

       Summary financial statement information for non-U.S. operations at December 31, 1994 and for the year ended December 31, 1994 are presented below:

                                                                                    DECEMBER 31,
                                                                                        1994
                                                                                    ------------
        Total assets -- non U.S. operations                                           $39,714
        Total liabilities -- non U.S. operations                                       11,922




                                                                                   YEAR ENDED
                                                                                   DECEMBER 31
                                                                                  -------------
        Total revenue:
               Non-U.S. operations                                                 $   82,487
               U.S. operations                                                        166,090
                                                                                   ----------
                   Total revenue                                                   $  248,577

        Income before effect of changes in accounting:
               Non-U.S. operations                                                 $    3,908
               U.S. operations                                                          4,051
                                                                                   ----------
                   Total income before effect of changes in accounting             $    7,959
                                                                                   ==========

                                                                     SCHEDULE II

                          MONARCH MARKING SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1996,
          FOR THE SIX MONTHS ENDED JUNE 29, 1995 AND DECEMBER 31, 1995
                    AND FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                    ADDITIONS       ADDITIONS
                                              BALANCE AT            CHARGED TO       CHARGED                          BALANCE
                                              BEGINNING             COSTS AND        TO OTHER       DEDUCTIONS         AT END
                                              OF PERIOD              EXPENSES        ACCOUNTS          (A)           OF PERIOD
                                              ---------              --------        --------          ---           ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND
SALES RETURNS:
Year ended December 31, 1994
(unaudited)                                         $2,169                $1,043            $  -          $  855            $2,357
Six months ended June 29, 1995                      $2,357                $1,619            $  -          $  367            $3,609

-----------------------------------------------------------------------------------------------------------------------------------

Six months ended December 31, 1995                 $ 3,915  (B)           $  576            $  -          $  546            $3,945
Year ended December 31, 1996                        $3,945                $  815            $  -          $1,129            $3,631

(A)      Uncollectible accounts written-off, net of recoveries.

(B) Reflects additional reserve recorded in purchase accounting on opening balance sheet.

                                INDEX TO EXHIBITS

EXHIBIT                                                                           FORM 10-K
  NO.                                  DESCRIPTION                                  PAGE
  ---                                  -----------                                  ----

        3.1* Certificate of Incorporation, as amended, of Monarch Marking
             Systems, Inc........................................................

        3.2* Certificate of Ownership and Merger.................................

        3.3* By-Laws of Monarch Marking Systems, Inc.............................

        4.1* Indenture, dated as of June 29, 1995, between Monarch Acquisition
             Corp. and Shawmut Bank Connecticut, National Association, as
             trustee, relating to $100,000,000 principal amount of 12 1/2%
             Senior Notes due 2003...............................................

        4.2* Registration Rights Agreement, dated as of June 29, 1995, between
             Monarch Acquisition Corp. and BT Securities Corporation.............

        4.3* Specimen Certificate of 12 1/2% Senior Note due 2003 (the "Private
             Notes") (included in Exhibit 4.1 hereto)............................

        4.4* Specimen Certificate of 12 1/2% Senior Note due 2003 (the "Exchange
             Notes") (included in Exhibit 4.1 hereto)............................

       10.1* Purchase Agreement, dated as of June 23, 1995, between Monarch
             Acquisition Corp. and BT Securities Corporation.....................

       10.2* Stockholder's Agreement, dated June 29, 1995, among Monarch
             Acquisition Corp., Odyssey Partners, L.P., and Paxar Corporation....

       10.3* Credit Agreement, dated as of June 29, 1995, among Monarch
             Acquisition Corp., the financial institutions from time to time party thereto, BT Commercial Corporation, as Administrative Agent, and Bankers Trust Company, as Issuing
             Bank..........................

       10.4* Canadian Credit Agreement, dated as of June 29, 1995, among Monarch
             Marking Systems, Inc., Monarch Marking Systems Canada Ltd., the
             financial institutions from time to time party thereto, and BT Bank of Canada, as
             agent.................................................

       10.5* Security Agreement, dated as of June 29, 1995, among Monarch
             Acquisition Corp., Monarch Finance Corp., Monarch International
             Holdings, Inc., and Monarch Marking Systems, for the benefit of BT
             Commercial Corporation, as Collateral Agent.........................

       10.6* Revolving Note for $12,500,000, dated as of June 29, 1995, by
             Monarch Marking Systems, Inc. for the benefit of BT Commercial
             Corporation.........................................................

       10.7* Revolving Note for $12,500,000, dated as of June 29, 1995, by
             Monarch Marking Systems, Inc. for the benefit of Congress Financial
             Corporation.........................................................


      10.8* Pledge Agreement, dated as of June 29, 1995, among Monarch
            International Holdings, Inc. and Monarch Marking Systems, Inc., for
            the benefit of BT Commercial Corporation, as Collateral Agent.......

      10.9* Collateral Assignment of Contracts, dated June 29, 1995, among
            Monarch International Holdings, Inc., Monarch Finance Corp.,
            Monarch Marking Systems, Inc. and BT Commercial Corporation.........

     10.10* Collateral Assignment of Contracts for PBI Purchase Documents,
            dated June 29, 1995, among Monarch Acquisition Corp., Monarch
            Marking Systems, Inc. and BT Commercial Corporation, as Collateral
            Agent...............................................................

     10.11* Collateral Assignment of Trademarks, dated as of June 29, 1995, between Monarch Marking Systems, Inc. and BT Commercial Corporation.

     10.12* Collateral Assignment of Patents and Patent Licenses, dated as
            June 29, 1995, between Monarch Marking Systems, Inc. and BT
            Commercial Corporation..............................................

     10.13* Lock Box Agreement, dated as of June 29, 1995, among Monarch
            Marking Systems, Inc., BT Commercial Corporation and National City
            Bank................................................................

     10.14* Guarantee, dated June 29, 1995, among Monarch Finance Corp.,
            Monarch International Holdings, Inc. and Monarch Marking
            Systems, Inc., for the benefit of BT Bank of Canada, as
            Administrative Agent................................................

     10.15* Management Consulting Agreement, dated June 29, 1995, among Odyssey
            Investors, Inc., Monarch Holdings, Inc. and Monarch Acquisition Corp

     10.16* Management Consulting Agreement, dated June 29, 1995, among Paxar
            Corporation, Monarch Holdings, Inc. and Monarch Acquisition Corp....

     10.17* Tax Allocation Agreement, dated June 29, 1995, among Monarch
            Holdings, Inc., Monarch Marking Systems, Inc., Monarch
            International Holdings, Inc. and Monarch Finance Corp...............

     10.18* Purchase and Sale Agreement, dated as of June 29, 1995, among
            Monarch Marking Systems Australia Pty. Limited, Votraint No. 898
            Pty. Limited, Monarch Acquisition Corp. and Pitney Bowes Inc........

     10.19* Purchase and Sale Agreement, dated as of June 29, 1995, among

            Pitney Bowes Deutschland GmbH, Monarch Marking Systems Deutschland
            GmbH, Monarch Acquisition Corp. and Pitney Bowes Inc................

     10.20* Purchase and Sale Agreement, dated as of June 29, 1995, among
            Monarch Marking Systems, Ltd., Monarch Marking Systems Canada Ltd.,
            Monarch Acquisition Corp. and Pitney Bowes Inc......................